Form 10-Q
period 1995-03-31
WANG LABORATORIES INC
filed 1995-05-15
CIK 104519

                                  Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ---- to ----

                        Commission file number 1-5677


                           WANG LABORATORIES, INC.
                           -----------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                               04-2192707
                --------                               ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)

         One Industrial Avenue
         Lowell, Massachusetts                           01851
         ---------------------                           -----
(Address of principal executive offices)              (Zip Code)

                                (508) 459-5000
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 1995):

Common stock, par value $.01 per share              33,775,207 shares

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

                                    INDEX





Part I. FINANCIAL INFORMATION                                            PAGE NO.
        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet -                     3
                 March 31, 1995 and June 30, 1994

                 Condensed Consolidated Statement of Operations -           5
                 Three months ended March 31, 1995,
                 Nine months ended March 31, 1995,
                 Three months ended March 31, 1994,
                 Six months ended March 31, 1994 and
                 Three months ended September 30, 1993

                 Condensed Consolidated Statement of Cash Flows -           6
                 Nine months ended March 31, 1995,
                 Six months ended March 31, 1994 and
                 Three months ended September 30, 1993

                 Notes to Condensed Consolidated Financial Statements -     7
                 March 31, 1995

        Item 2.  Management's Discussion and Analysis of Financial         15
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders       27

        Item 6.  Exhibits and Reports on Form 8-K                          28


SIGNATURE                                                                  31


                   WANG LABORATORIES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                           Reorganized Company
                                          ----------------------
                                          March 31,     June 30,
                                            1995          1994
                                          ---------     --------
ASSETS                                     (Dollars in millions)
- ------
CURRENT ASSETS
        Cash and equivalents              $ 93.0        $189.4
        Accounts receivable, net           196.9         128.5
        Inventories                         30.5          27.6
        Other current assets                39.0          37.3
                                          ------        ------
                Total current assets       359.4         382.8

Depreciable assets, net                    164.4          79.6
Intangible assets, net                     272.1         197.6
Other                                       21.0          26.0
                                          ------        ------

Total assets                              $816.9        $686.0
                                          ======        ======








         See notes to the condensed consolidated financial statements.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - (Continued)
                                  (UNAUDITED)

                                                    Reorganized Company
                                                 -------------------------
                                                 March 31,        June 30,
                                                   1995             1994
                                                 ---------        --------
                                                  (Dollars in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
   Borrowings due within one year                 $  2.9          $  3.6
   Accounts payable, accrued expenses and other    321.1           213.6
   Income taxes                                     11.1            12.7
   Deferred service revenue                         97.1            58.2
                                                  ------          ------
     Total current liabilities                     432.2           288.1

LONG-TERM LIABILITIES
   Debt                                             24.8             2.0
   Integration and restructuring                    10.5            19.6
   Other liabilities                                74.4            58.9
                                                  ------          ------
     Total long-term liabilities                   109.7            80.5

Redeemable Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized, 690,104 shares issued at
   March 31, 1995 and 636,164 at
   June 30, 1994; redemption and liquidation
   preference of $60 million                        59.4            53.2

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 100,000,000
     shares authorized; outstanding shares:
     33,775,207 at March 31, 1995 and
     31,979,766 at June 30, 1994                     0.3             0.3
   Capital in excess of par value                  279.7           255.6
   Cumulative translation adjustment                 0.8             3.0
   Retained earnings (deficit)                     (65.2)            5.3
                                                  ------          ------
     Total stockholders' equity                    215.6           264.2
                                                  ------          ------

Total liabilities and stockholders' equity        $816.9          $686.0
                                                  ======          ======


         See notes to the condensed consolidated financial statements.



                   WANG LABORATORIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                          |   Predecessor
                                                     Reorganized Company                  |     Company
                                      --------------------------------------------------  |  -------------
                                      Three Months Nine Months Three Months   Six Months  |   Three Months
                                        Ended        Ended        Ended         Ended     |     Ended
                                       March 31,   March 31,    March 31,     March 31,   |  September 30,
                                         1995        1995         1994          1994      |      1993
                                      ----------   ---------    ---------     ----------  |  -------------
                                           (Dollars in millions, except per share data)   |
                                                                                          |
REVENUES                                                                                  |
  Product sales                         $  92.3    $ 269.9      $  73.5        $ 162.0    |    $   64.1
  Service and other                       160.8      391.5        131.5          274.8    |       146.8
                                        -------    -------      -------        -------    |    --------
                                          253.1      661.4        205.0          436.8    |       210.9
                                                                                          |
COSTS AND EXPENSES                                                                        |
  Cost of product sales                    65.5      190.7         47.0          102.7    |        40.1
  Cost of service and other               119.6      267.1         84.4          174.1    |        86.9
  Research and development                  8.3       23.1          9.6           20.2    |        10.0
  Selling, general, and                                                                   |
    administrative                         63.7      161.2         55.5          116.7    |        61.5
  Amortization of intangibles -                                                           |
    fresh-start and Bull                    8.9       22.1          6.9           13.8    |          --
  Integration-related costs                                                               |
    and other charges                      64.2       64.2           --             --    |          --
                                        -------    -------      -------        -------    |    --------
      Total costs and expenses            330.2      728.4        203.4          427.5    |       198.5
                                        -------    -------      -------        -------    |    --------
                                                                                          |
OPERATING INCOME (LOSS)                   (77.1)     (67.0)         1.6            9.3    |        12.4
                                                                                          |
OTHER (INCOME) EXPENSE                                                                    |
  Interest expense                          1.1        2.7          0.8            1.5    |         1.2
  Other income - net                       (2.4)      (9.0)        (4.6)          (8.0)   |        (1.1)
                                        -------    -------      -------        -------    |    --------
       Total other (income) expense        (1.3)      (6.3)        (3.8)          (6.5)   |         0.1
                                        -------    -------      -------        -------    |    --------
                                                                                          |
INCOME (LOSS) BEFORE REORGANIZATION                                                       |
  EXPENSES, INCOME TAXES, FRESH-                                                          |
  START REPORTING ADJUSTMENT, AND                                                         |
  EXTRAORDINARY ITEM                      (75.8)     (60.7)         5.4           15.8    |        12.3
Reorganization expenses                      --         --           --             --    |        34.9
                                        -------    -------      -------        -------    |    --------
INCOME (LOSS) BEFORE INCOME TAXES,                                                        |
  FRESH-START REPORTING ADJUSTMENT,                                                       |
  AND EXTRAORDINARY ITEM                  (75.8)     (60.7)         5.4           15.8    |       (22.6)
Provision for income taxes (benefit)       (3.6)       3.6          2.3            7.8    |         0.4
                                        -------    -------      -------        -------    |    --------
NET INCOME (LOSS) BEFORE FRESH-START                                                      |
  REPORTING ADJUSTMENT AND                                                                |
  EXTRAORDINARY ITEM                      (72.2)     (64.3)         3.1            8.0    |       (23.0)
Fresh-start reporting adjustment             --         --           --             --    |       193.6
Gain on debt discharge                       --         --           --             --    |       329.3
                                        -------    -------      -------        -------    |    --------
NET INCOME (LOSS)                         (72.2)     (64.3)         3.1            8.0    |       499.9
                                                                                          |
Dividends and accretion on                                                                |
  redeemable preferred stock               (2.1)      (6.2)        (1.9)          (2.2)   |          --
                                        -------    -------      -------        -------    |    --------
NET INCOME (LOSS) APPLICABLE TO                                                           |
  COMMON STOCKHOLDERS                   $ (74.3)   $ (70.5)     $   1.2        $   5.8    |    $  499.9
                                        =======    =======      =======        =======    |    ========
Weighted average shares and common                                                        |
  share equivalents outstanding                                                           |
  (in millions)                            33.2       32.4         33.2           32.6    |           *
                                                                                          |
NET INCOME (LOSS) PER SHARE             $ (2.24)   $ (2.17)     $  0.04        $  0.18    |           *
                                        =======    =======      =======        =======    |    ========

*Per share and share data are not presented for periods prior to September 30, 1993, the Effective Date of the Company's Plan of Reorganization, due to the general lack of comparability as a result of the revised capital structure of the Company.


See notes to the condensed consolidated financial statements.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                                           |  Predecessor
                                                     Reorganized Company   |    Company
                                                   ----------------------  |  -------------
                                                   Nine Months Six Months  |  Three Months
                                                     Ended       Ended     |     Ended
                                                    March 31,  March 31,   |  September 30,
                                                      1995       1994      |      1993
                                                   ----------- ----------  |  -------------
                                                   (Dollars in millions)   |
                                                                           |
OPERATING ACTIVITIES                                                       |
  Net income (loss)                                  $ (64.3)   $  8.0     |     $ 499.9
  Depreciation                                          26.4      19.1     |        11.6
  Amortization                                          25.7      15.1     |         0.8
  Non-cash provision for income taxes                    3.4       7.0     |          --
  Provision for integration-related costs and                              |
    other charges                                       64.2        --     |          --
  Payments of integration-related costs and                                |
    other charges                                       (4.9)       --     |          --
  Fresh-start reporting adjustment                        --        --     |      (193.6)
  Extraordinary gain on debt discharge                    --        --     |      (329.3)
  Reorganization provisions                               --        --     |        30.1
  Foreign exchange adjustment                             --        --     |        (7.4)
  CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS                           |
    Accounts receivable                                 32.5      (5.7)    |        13.5
    Inventories                                          5.1       9.9     |         8.3
    Other current assets                                 2.1       8.9     |         4.8
    Accounts payable and other current liabilities     (22.2)      7.8     |        (4.4)
    Other                                               (2.1)      3.8     |         0.5
                                                     -------    ------     |     -------
  Net cash provided by operations before                                   |
    reorganization-related items                        65.9      73.9     |        34.8
  Payments of reorganization-related items             (46.0)    (59.4)    |       (25.7)
                                                     -------    ------     |     -------
  Net cash provided by operations                       19.9      14.5     |         9.1
                                                     -------    ------     |     -------
                                                                           |
INVESTING ACTIVITIES                                                       |
  Investment in depreciable assets                     (18.9)    (10.3)    |        (4.6)
  Investment in capitalized software                    (4.1)     (1.7)    |        (1.3)
  Proceeds from assets sold in connection                                  |
    with reorganization                                   --      11.2     |         4.7
  Proceeds from the sale of assets                      14.4        --     |          --
  Business acquisition - Bull                         (106.2)       --     |          --
  Other business acquisitions                           (1.5)       --     |          --
  Other                                                 (4.1)     (0.9)    |         0.3
                                                     -------    ------     |     -------
  Net cash used in investing activities               (120.4)     (1.7)    |        (0.9)
                                                     -------    ------     |     -------
                                                                           |
FINANCING ACTIVITIES                                                       |
  Proceeds from long-term debt                            --        --     |         2.0
  Payments of long-term debt                            (0.6)     (2.6)    |        (1.6)
  Increase (decrease) in short-term borrowings          (0.4)      1.4     |       (30.7)
  Proceeds from sale of 600,000 shares of                                  |
    redeemable preferred stock                            --      49.0     |          --
  Proceeds from sale of 1.5 million shares of                              |
    common stock                                          --      11.0     |          --
  Other                                                  1.2        --     |          --
                                                     -------    ------     |     -------
  Net cash provided by (used in)                                           |
    financing activities                                 0.2      58.8     |       (30.3)
                                                     -------    ------     |     -------
                                                                           |
Effect of changes in foreign exchange rates              3.9       1.0     |        (3.7)
                                                     -------    ------     |     -------
                                                                           |
INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (96.4)     72.6     |       (25.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            189.4     109.3     |       135.1
                                                     -------    ------     |     -------
                                                                           |
CASH AND EQUIVALENTS AT END OF PERIOD                $  93.0    $181.9     |     $ 109.3
                                                     =======    ======     |     =======
                                                                           |
NON-CASH FINANCING ACTIVITIES:                                             |
Note payable issued for Bull acquisition             $  21.6        --     |          --
Issuance of 1,650,000 shares of                                            |
  common stock for Bull acquisition                  $  22.9        --     |          --
                                                                           |

         See notes to the condensed consolidated financial statements.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 1995


NOTE A - BUSINESS ACQUISITION AND INTEGRATION-RELATED COSTS AND OTHER CHARGES
- -----------------------------------------------------------------------------

On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively "Bull") in which the Company purchased from Bull S.A., its worldwide workflow and imaging business ("W/I Business") , and from Bull HN Information Systems Inc., its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. In consideration for these businesses, the Company paid Bull $110.0 million in cash, delivered a promissory note in the principal amount of $27.2 million, subject to post-closing adjustments (which note is being held in escrow pending the closing audit) and issued to Bull 1,650,000 shares of Wang Common Stock with a fair market value at the time of issuance of $22.9 million. The promissory note matures on January 31, 1997, and bears interest at 8.75% through January 31, 1996, and at Banker's Trust Company prime plus 1% thereafter. For financial statement purposes, the promissory note has been reduced by $5.6 million to reflect a reduced net asset value based upon the financial statements submitted by Bull management and a certain agreed-upon adjustment. In addition, the Company is obligated to pay Bull a percentage of sales revenues attributable to the W/I Business above certain thresholds through December 31, 1996. For the most recently completed year ended December 31, 1994, the businesses acquired had total revenues of $447 million.

In connection with the acquisition, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions. The three-year reducing facility provided for borrowings of up to $125 million, including up to $40 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and inventories and a supplemental amount. The current facility maximum is $119 million, and is reduced to $115 million from January 30, 1996 to March 31, 1996, and $100 million thereafter. Interest on any borrowings is based on the BTCC's prime rate plus 1.25% to 2.50% or the LIBOR rate plus 2.25% to 3.50%, depending on the amount of borrowings outstanding. The BTCC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth, and indebtedness. Besides providing financing for the acquisition, the BTCC facility replaced the Company's financing facility with Congress Financial Corporation and will be used for general corporate purposes, including payments to be made pursuant to integration-related initiatives implemented as a result of the Bull acquisition. In connection with the acquisition, the Company initially borrowed $72.8 million on the BTCC facility and, as of March 31, 1995, had repaid all of this borrowing. Additionally, as of March 31, 1995, letters of credit aggregating $12.8 million were outstanding under the agreement.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the net assets acquired of $99.1 million has been recorded based on these preliminary purchase price allocations.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                MARCH 31, 1995


NOTE A (Continued)
- ------

A summary of the acquisition follows (in millions):

        Cash                                                   $110.0
        Note to Bull HN                                          21.6
        Company common stock (1,650,000 shares)                  22.9
                                                               ------

        Total Consideration                                     154.5

        Estimated fair value of net tangible assets acquired     55.4
                                                               ------
        Excess of Purchase Price over Net Tangible
          Assets Acquired                                      $ 99.1
                                                               ======

The value attributable to the acquired assets was allocated in conformity with the procedures specified by APB 16. Current assets and liabilities have been recorded at book value, which approximates fair value. Total consideration is based upon financial statements submitted to the Company by Bull management. The amount of the total consideration is subject to a contractually agreed-upon objection procedure through which the Company may challenge the net asset value of the acquired assets. In addition, all long-term liabilities, including liabilities established for over-market and excess space leases totaling approximately $28 million, are stated at the present value of amounts to be paid, determined at appropriate current interest rates. Discount rates of approximately 8.0% to 12.0%, to the extent appropriate, were used to determine present value. Software licenses and the installed base were valued using an income approach, whereby an estimate of the total monetary benefits, adjusted for a 46% tax rate, expected to accrue is discounted to present worth at a discount rate of 20% that considers degree of risk associated with the realization of the projected monetary benefits. The value of the assembled workforce was established based on replacement cost. The excess of purchase price over the fair value of the assets acquired not attributable to specific tangible or identifiable intangible assets of the Company has been reported as Goodwill.

Excess of purchase price over net assets acquired of $99.1 million has been allocated to specific intangible asset categories as follows (in millions):
                                Asset   Useful Life
                                -----   -----------
        Software licenses       $24.9       5
        Installed base-service   56.5       8
        Assembled workforce      11.7      10
        Goodwill                  6.0      15
                                -----
                                $99.1
                                =====

On March 29, 1995, the Company's Board of Directors approved a plan to proceed with integration and consolidation initiatives principally related to the Bull acquisition. Integration-related costs and other charges have been recorded as of March 31, 1995, and consist of the following (in millions):

        Facilities             $ 3.1
        Depreciable assets      12.4
        Workforce-related       43.4
        Other                    5.3
                               -----
          Total                $64.2
                               =====


                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                MARCH 31, 1995


NOTE A (Continued)
- ------

The formal plan was recorded as of March 31, 1995 based upon the best information available at the time. The facilities-related reserves for the Company's excess sales and service and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets including information systems, leasehold improvements and other productive assets no longer required. As a result of the acquisition, certain technical support, customer service, distribution, research and development, and administrative functions are being combined and reduced. During the initial integration process, the Company plans to release approximately 1,200 employees during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.

Cash outlays to complete the integration-related initiatives are estimated to approximate $16 million for the remainder of fiscal 1995, and $35 million in fiscal 1996. The cash outlays related to the facilities reserve are not expected to extend beyond June 30, 1996, although they may be accelerated in the event of any lease termination settlements. Substantially all workforce-related actions are expected to be complete by March 31, 1996, although under certain circumstances, the actual payment of termination costs may extend beyond that date.

NOTE B - BASIS OF PRESENTATION
- ------------------------------

On August 18, 1992, Wang Laboratories, Inc., the Company's predecessor Massachusetts corporation ("Predecessor Company"), filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 30, 1993 (the "Confirmation Date"), a formal confirmation order by the U.S. Bankruptcy Court for the District of Massachusetts with respect to the Company's plan of reorganization (the "Reorganization Plan") became effective. At that time, the Company effectively emerged from bankruptcy and its debtor-in-possession status, subject only to compliance with the terms of the Reorganization Plan.

In connection with the emergence from Chapter 11 as of September 30, 1993, the Company implemented fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company's basis of accounting for financial reporting purposes changed as of September 30, 1993, as a result of adopting SOP 90-7.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                MARCH 31, 1995


NOTE B (Continued)
- ------

Specifically, SOP 90-7 required: (i) the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company; (ii) the elimination of its accumulated deficit, and (iii) adjustment to its pre-petition liabilities and capital structure to reflect consummation of the Reorganization Plan. As a result of these adjustments, the Company became a new reporting entity ("Reorganized Company") at September 30, 1993. The Statement of Operations for the current period and for the three and six months ended March 31, 1994 and the Statement of Cash Flows for the current period and for the six months ended March 31, 1994, incorporate the effects of fresh-start reporting. However, the Statement of Operations and the Statement of Cash Flows for the period ended September 30, 1993, are based upon historical costs. Accordingly, the Company has presented a Statement of Operations and Statement of Cash Flows for the six months ended March 31, 1994 (Reorganized Company), and the three months ended September 30, 1993 (Predecessor Company), and has not presented a Statement of Operations and Statement of Cash Flows for the nine months ended March 31, 1994. A vertical black line has been drawn on the Statement of Operations and Statement of Cash Flows to distinguish between the Reorganized Company and Predecessor Company.

As a result of the Bull acquisition on January 31, 1995, the Company's Statement of Operations and Statement of Cash Flows for the current period include the results of the entities acquired for the two months ended March 31, 1995 (See Note C, Pro Forma Financial Information).

During interim periods, the Company follows the accounting policies set forth in its most recent Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the most recent Annual Report on Form 10-K when reviewing interim financial results.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full year. However, in the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, with the exception of fresh-start reporting, necessary to present fairly the financial condition, the results of operations, and cash flows of Wang Laboratories, Inc. and its consolidated subsidiaries for interim periods. Because of the adoption of fresh-start reporting on September 30, 1993, the Statement of Operations for the three and nine months ended March 31, 1995 and the three and six months ended March 31, 1994, and the Statement of Cash Flows for the nine months ended March 31, 1995 and the six months ended March 31, 1994, have not been prepared on the same basis of accounting and are not comparable to the Statement of Operations and the Statement of Cash Flows for the period ended September 30, 1993. Additionally, due to the Bull acquisition on January 31, 1995, the financial statements for the current period are not comparable to the prior periods.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                MARCH 31, 1995


NOTE B (Continued)
- ------

Earnings per share is based on the weighted average number of common shares outstanding, including those yet to be distributed in connection with the Company's Reorganization Plan, and the effect, when dilutive, of stock options and warrants. Net income for purposes of calculating earnings per share has been reduced by cumulative dividends and accretion related to the Company's redeemable preferred stock.

NOTE C - PRO FORMA FINANCIAL INFORMATION
- ----------------------------------------

The following pro forma results of operations have been prepared as though the
Bull acquisition had occurred as of the beginning of the periods presented.  The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the dates indicated nor of future results of operations of the Company (in millions, except per share data).
                                                          |     Predecessor
                                  Reorganized Company     |       Company
                              --------------------------  |    -------------
                              Nine Months     Six Months  |    Three Months
                                Ended            Ended    |       Ended
                               March 31,       March 31,  |    September 30,
                                 1995            1994     |        1993
                              -----------     ----------  |    -------------
                                                          |
Revenues                        $924.8          $657.3    |      $327.8
                                                          |
Income (loss) before                                      |
    extraordinary items         $(55.8)         $  0.5    |      $(28.2)
Net income (loss) applicable                              |
    to common shareholders      $(62.0)         $ (1.7)   |      $494.7
                                                          |
Per share amounts:                                        |
Income (loss) before                                      |
    extraordinary items         $(1.64)         $ 0.01    |           *
Net loss applicable                                       |
    to common shareholders      $(1.82)         $(0.05)   |           *
                                                          |

* Per share data is not presented for the three months ended September 30, 1993, the Effective Date of the Company's Plan of Reorganization, due to the general lack of comparability as a result of the revised capital structure of the Company.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                MARCH 31, 1995

NOTE D - OTHER BALANCE SHEET INFORMATION
- ----------------------------------------

Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                March 31,       June 30,
                                                  1995            1994
                                                ---------       --------
Allowance for doubtful accounts
   receivable                                   $  6.5          $  4.4
                                                ======          ======
Inventories
     Finished products                          $ 19.6          $ 17.5
     Work in process and subassemblies             0.2             0.2
     Raw materials                                 8.5             6.3
     Service parts and supplies                    2.2             3.6
                                                ------          ------
                                                $ 30.5          $ 27.6
                                                ======          ======

Accumulated depreciation on
     depreciable assets                         $ 53.2          $ 25.7
                                                ======          ======

Intangible assets
     Trademarks and patents                     $ 20.6          $ 18.9
     Computer software and software licenses      65.1            37.8
     Installed base - service                    123.5            67.0
     SIMMs license agreements                      5.0             5.0
     Assembled workforce                          11.7             ---
     Goodwill                                     10.4             2.9
     Reorganization value in excess of amounts
       allocated to identifiable assets           80.5            83.9
     Other                                         3.3             4.5
                                                ------          ------
                                                 320.1           220.0
     Less accumulated amortization                48.0            22.4
                                                ------          ------
                                                $272.1          $197.6
                                                ======          ======

Accounts payable, accrued expenses and other
     Accounts payable                           $ 65.4          $ 48.9
     Accrued expenses                             96.2            57.4
     Compensation and benefits                    58.3            36.1
     Integration and restructuring                76.2            50.4
     Accrued reorganization expenses               3.6             5.7
     Chapter 11 claims to be settled
       in cash                                     4.5             4.7
     Other                                        16.9            10.4
                                                ------          ------
                                                $321.1          $213.6
                                                ======          ======







                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                March 31, 1995



NOTE E - MICROSOFT ALLIANCE
- ---------------------------

On April 12, 1995, the Company announced a broad multi-year technical, service and marketing alliance with Microsoft Corporation designed to bring improved imaging and workflow management capabilities to all Windows users. Under the alliance, the Company's desktop imaging and object controls will be incorporated as standard features in future releases of Windows 95 and Windows NT, and image controls will be included in the Visual Basic development tool. Additionally, the Company will work with Microsoft to accelerate the deployment of workflow automation software as a mainstream application for client-server computing. The alliance is subject to a Hart-Scott-Rodino Act review. Upon successful completion of that review, the action against Microsoft alleging the infringement of two patents owned by Wang will be dismissed with prejudice.

As part of the agreement, Microsoft will invest $84 million in the Company through the purchase of $90 million face amount of 4.5% convertible preferred stock redeemable in 2003. This preferred stock is convertible into common stock of the Company at $23 per share and represents approximately 10% of the outstanding shares on a fully diluted basis.

NOTE F - CONTINGENCIES
- ----------------------

A lawsuit filed by a shareholder in December 1992 in the United States District Court for the District of New Jersey and subsequently transferred to the District of Massachusetts names fifteen former directors as defendants. The complaint alleges certain violations of federal securities laws and other laws in that the defendants allegedly made false statements or omitted material facts about the Company's financial condition, thereby artificially inflating stock prices. The complaint also alleges that the defendants fraudulently induced the plaintiff to purchase stock in the Company. The plaintiff sought damages in an unspecified amount for his losses on his holdings of Company stock, as well as attorneys' fees and trebled damages based on Mass. G.L. Ch. 93A and based on allegations that the defendants' actions constituted a "pattern" of illegal conduct prohibited by the Racketeer Influenced and Corrupt Organizations Act
(RICO). The Court has recently issued an order dismissing (1) the RICO claim as to all defendants; (2) the Chapter 93A claim as to all but one defendant; and
(3) all other claims as to all but three defendants. Although the Company is not a defendant, the terms of its corporate charter provide that it will indemnify each individual defendant unless it is determined that the particular defendant did not act in good faith and in the reasonable belief he or she was acting in the best interests of the Company. The Company would be called upon to satisfy a judgment against the individuals, if and to the extent available liability insurance coverage is exceeded.

The Company is a defendant in several so-called "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' RSI. The Company believes that all RSI claims brought against the Company arising before the confirmation of the Reorganization Plan will be discharged. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may

                   WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                March 31, 1995



NOTE F (Continued)
- ------

significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. Prior to August 18, 1992, 18 civil actions were commenced against the Company, alleging damages for RSI injuries. Claims for all of these actions, as well as 38 additional claims and two class actions, have been filed as part of the Predecessor Company's Chapter 11 procedure. In addition, two civil actions were commenced after the completion of the Chapter 11 proceeding. The Company believes that all of these actions will be resolved under the Company's Reorganization Plan. The Company intends to defend itself vigorously against any liability asserted.

Prior to its filing for Chapter 11 protection, the Company was also a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11, and claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under the Reorganization Plan. Although it is impossible to predict the results of specific matters, the Company has no reason to believe at the current time that its liability, if any, for all litigation will be material to the Company's consolidated financial position or its results of operations.

The Company is the plaintiff in several lawsuits in which the Company alleges that the defendants are infringing one or more patents held by the Company. If successful, one or more of these actions could result in a significant recovery for the Company. (See Note E - Microsoft Alliance)

NOTE G - PREFERRED STOCK SPLIT
- ------------------------------

On March 29, 1995, the Board of Directors declared a split effected in the form of a dividend of three (3) shares of 11% Exchangeable Preferred Stock for each share thereof held on March 31, 1995. The shares were distributed in April 1995. Each share of 11% Preferred Stock now has a liquidation preference of $25.00 per share and the holder is entitled to one-half vote per share on matters addressed at shareholder meetings.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Business Acquisition and Integration-Related Costs and Other Charges
- --------------------------------------------------------------------

On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively "Bull") in which the Company purchased from Bull S.A., its worldwide workflow and imaging business ("W/I Business"), and from Bull HN Information Systems Inc., its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. In consideration for these businesses, the Company paid Bull $110.0 million in cash, delivered a promissory note in the principal amount of $27.2 million, subject to post-closing adjustments (which note is being held in escrow pending the closing audit) and issued to Bull 1,650,000 shares of Wang Common Stock with a fair market value at the time of issuance of $22.9 million. The promissory note matures on January 31, 1997, and bears interest at 8.75% through January 31, 1996, and Banker's Trust Company prime plus 1% thereafter. For financial statement purposes, the promissory note has been reduced by $5.6 million to reflect a reduced net asset value based upon the financial statements submitted by Bull management and a certain agreed-upon adjustment. In addition, the Company is obligated to pay Bull a percentage of sales revenues attributable to the W/I Business above certain thresholds through December 31, 1996. For the most recently completed year ended December 31, 1994, the businesses acquired had total revenues of $447 million.

In connection with the acquisition, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions. The three-year reducing facility provided for borrowings of up to $125 million, including up to $40 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and inventories and a supplemental amount. The current facility maximum is $119 million, and is reduced to $115 million from January 30, 1996 to March 31, 1996, and $100 million thereafter. Besides providing financing for the acquisition, the BTCC facility replaced the Company's financing facility with Congress Financial Corporation and will be used for general corporate purposes, including payments to be made pursuant to integration-related initiatives implemented as a result of the Bull acquisition. In connection with the acquisition, the Company borrowed $72.8 million on the BTCC facility and, through March 31, 1995, had repaid all of this borrowing. Additionally, as of March 31, 1995, letters of credit aggregating $12.8 million were outstanding under the agreement.

The Company is in the process of integrating the acquired businesses with its existing businesses. Integration-related costs and other charges of $64.2 million, primarily associated with the acquisition, were recorded effective March 31, 1995 after actions had been identified and quantified and the formal plan approved by the Company's Board of Directors. See Note A, Business Acquisition and Integration-Related Costs and Other Charges. Cash requirements of the parent company for these integration-related costs and other charges over the next twelve months are expected to total approximately $12 million. Non-parent company cash requirements for these costs over the next twelve months are expected to total approximately $33 million. As a result of these charges, the Company expects to reduce its costs and expenses by approximately $85 million on an annualized basis.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



Emergence from Chapter 11
- -------------------------

On August 18, 1992, Wang Laboratories, Inc., the Company's predecessor Massachusetts corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 30, 1993 (the "Confirmation Date"), a formal confirmation order by the U.S. Bankruptcy Court for the District of Massachusetts with respect to the Company's plan of reorganization (the "Reorganization Plan") became effective. At that time, the Company effectively emerged from bankruptcy and terminated its debtor-in-possession status, subject only to compliance with the terms of the Reorganization Plan.

As part of its Chapter 11 proceeding, the Company discharged all of its pre-petition indebtedness and liabilities, which transformed a negative net worth of $504 million as of September 30, 1993, prior to giving effect to the Chapter 11 reorganization, into a net worth of $244 million as of September 30, 1993, after giving effect to the reorganization and the implementation of fresh-start reporting. In addition, the Chapter 11 proceeding enabled the Company to reduce its operating expenses, through rejections of leases and other executory contracts, personnel reductions and significant decreases in interest expense. The Company further strengthened its balance sheet by means of an equity financing and debt facility that were negotiated as part of the Chapter 11 proceeding.

In December 1993, the Company issued 30 million shares of common stock to satisfy the claims of its unsecured creditors, of which approximately 20.5 million shares were distributed through December 31, 1994, and the remainder was held in a disputed claims reserve pursuant to the Reorganization Plan. On February 1, 1995, the U.S. Bankruptcy Court approved the Company's request to distribute 6.1 million shares of the 9.5 million shares of common stock remaining in the disputed claims reserve. This distribution will not result in an increase in the number of shares outstanding. As of March 31, 1995, 3.0 million shares were held in the disputed claims reserve.

On February 15, 1995, the U.S. District Court approved a stipulation that permits the distribution of warrants to former shareholders and certain specified claimants to purchase 7.5 million shares of new Wang common stock, as provided in the Company's Reorganization Plan. These specified claimants include class members included in a pre-petition class action lawsuit alleging certain securities laws violations, who will receive warrants for 360,000 shares, and other holders of stock securities claims and other stock claims, who will receive warrants for approximately 8,000 shares. Warrants to purchase approximately 7.1 million shares are being distributed to holders of old Wang Class B and Class C common stock.

In connection with the emergence from Chapter 11, the Company was required to adopt fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company's basis of accounting for financial reporting purposes changed as of the Confirmation Date as a result of adopting SOP 90-7. Specifically, SOP 90-7 required: (i) the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company;
(ii) the elimination of its accumulated deficit and (iii) adjustment to its pre-petition liabilities and capital structure to reflect consummation

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



Emergence from Chapter 11 (Continued)
- -------------------------

of the Reorganization Plan. As a result of these adjustments, the consolidated financial statements of the Company as of March 31, 1995 and June 30, 1994, and for the three and nine months ended March 31, 1995, and the three and six months ended March 31, 1994, represent that of the Reorganized Company, a new entity for financial reporting purposes.

Because the consolidated financial statements for periods after September 30, 1993 are not comparable to prior periods, the Company has presented the Statement of Operations and Statement of Cash Flows for the six months ended March 31, 1994, and the three months ended September 30, 1993, and has not presented a Statement of Operations and Statement of Cash Flows for the nine months ended March 31, 1994. The management's discussion and analysis will: (i) explain the liquidity and sources of capital and the results of operations of the Reorganized Company for the nine months ended March 31, 1995; (ii) compare the results of operations of the Reorganized Company for the three months ended March 31, 1995 to the comparable period of the prior year; (iii) discuss the results of operations of the Reorganized Company for the nine months ended March 31, 1995; (iv) discuss the results of operations of the Reorganized Company for the six months ended March 31, 1994; and (v) discuss the results of operations of the Predecessor Company for the three months ended September 30, 1993.


Liquidity and Sources of Capital
- --------------------------------

Nine months ended March 31, 1995
- --------------------------------

Cash and cash equivalents decreased $96.4 million to $93.0 million, primarily due to $106.2 million of cash used for the Bull acquisition.

Cash provided by ongoing operations of $65.9 million was offset by cash used for reorganization-related items of $46.0 million, resulting in net cash provided by operations of $19.9 million. Lower levels of receivables and inventories generated $37.6 million of cash. Lower accounts payable and other current liabilities resulted in reductions of $22.2 million. Receivables days sales outstanding increased to 48 days at March 31, 1995, compared to 44 days at June 30, 1994. Inventory turnover rate improved to 8.4 times at March 31, 1995, compared to 6.2 times at June 30, 1994.

Net cash used in investing activities totaled $120.4 million for the period and relates primarily to $106.2 million of cash paid for the Bull acquisition, consisting of $110.0 million purchase price and $4.1 million of transaction costs, net of $7.9 million of cash acquired (see "Business Acquisition and Integration-Related Costs and Other Charges"). Investments in depreciable assets totaled $18.9 million. Proceeds from the sale of assets include $13.4 million received from the sale of the Company's remaining 49% interest in WICL, Inc., the Company's Taiwan sales and marketing subsidiary.

Net cash provided by financing activities of $0.2 million for the period is comprised of payments of $1.0 million of short and long-term borrowings, offset by $1.2 million of proceeds from issuance of stock. Through January 30, 1995, the Company had a financing facility with Congress Financial Corporation ("Congress") that provided for borrowings and letters of credit limited to $30 million in the aggregate, with letters of credit outstanding being limited to a maximum of $25 million. As of January 30, 1995, the Congress facility was replaced by the BTCC facility. See "Business Acquisition and Integration-Related Costs and Other Charges" for further discussion. As of March 31, 1995, letters of credit aggregating $12.8 million were outstanding under the BTCC facility. No borrowings were outstanding under the facility as of March 31, 1995.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



Liquidity and Sources of Capital (Continued)
- --------------------------------

Cash balances of the parent company decreased from $100.6 million to $11.7 million during the period primarily due to $106.2 million paid in connection with the Bull acquisition. At March 31, 1995, in addition to the cash balance on-hand, the parent company had available to it the unused portions of the BTCC financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $105.6 million. Subsidiaries of the Company had cash balances as of March 31, 1995, totaling approximately $81.3 million. Excess funds in certain subsidiaries could be available to the parent company, either in the form of dividends or loans. The parent company cash balances will be increased during the fourth quarter by approximately $84 million as a result of the issuance to Microsoft Corporation of convertible preferred stock (see Note E, Microsoft Alliance).

In addition to normal operating activities, expected cash requirements of the parent company over the next twelve months include approximately $0.3 million for repayment of mortgages and borrowings, and approximately $25 million for integration-related costs and other charges (see Business Acquisition and Integration-Related Costs and Other Charges) and previously recorded restructuring and reorganization-related items. Non-parent requirements for these items over the next twelve months are expected to total approximately $59 million. Through September 30, 1996, the Company has the option to issue preferred stock in lieu of cash to satisfy the dividend requirements of the 11% exchangeable preferred stock. Dividends after September 30, 1996 must be paid in cash.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility will be sufficient to meet the parent company's and subsidiaries' cash requirements from operations for at least the next twelve months and to complete the planned integration-related and restructuring efforts. As part of furthering its business strategy, the Company explores the acquisition of or the opportunity for strategic relationships with other businesses. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.


Results of Operations
- ---------------------

Three months ended March 31, 1995 compared to March 31, 1994
- ------------------------------------------------------------

The Company reported an operating loss of $77.1 million for the three months ended March 31, 1995, compared to operating income of $1.6 million for the same period of the prior year. The operating loss includes a $64.2 million charge for integration-related costs and other charges principally related to the Company's acquisition of certain businesses of Bull and amortization of $2.3 million for intangible assets established in connection with the acquisition. Operating income(loss) includes $6.6 million and $6.9 million for the three months ended March 31, 1995 and 1994, respectively, for the amortization of intangible assets established in connection with fresh-start reporting. Net loss for the period was $72.2 million, compared to net income of $3.1 million in the comparable period of the prior year.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



RESULTS OF OPERATIONS (Continued)
- ---------------------

Revenues for the three months ended March 31, 1995 increased $48.1 million, or 23.5%, compared to the same period of the prior year. Revenues for the current period include $69.5 million due to the previously mentioned Bull acquisition. Excluding the effect of the Bull acquisition, net product sales increased 8.3%. Increases in non-VS product categories totaled $15.0 million and more than offset the decrease in sales of the Company's proprietary VS products. Service and other revenues decreased 20.9%, excluding the effect of the business acquisition, compared to the same period of the prior year, primarily due to a 22.3% decrease in proprietary VS maintenance. The rate of decline in the Company's proprietary VS maintenance revenues is consistent with management's expectations.

In the United States, revenues increased 30.0% to $122.4 million, while international revenues increased by 17.9% to $130.8 million, compared to the same period of the prior year. Excluding the effect of the Bull acquisition, net product sales in the United States decreased by 14.6%, primarily due to reduced proprietary VS product and service and personal computer sales. Internationally, product revenues increased by 29.7%, compared to the same period of the prior year, primarily due to a 74.2% increase in the sale of personal computers in the Company's European operations, partially offset by reduced sales of the Company's proprietary VS products and services.

Service and other revenues in the United States declined 23.1%, excluding the effect of the Bull acquisition, while internationally there was a decline of 19.1% compared to the same period of the prior year. This decline was due to the previously mentioned decline in maintenance revenue from the Company's proprietary VS products, offset partially by an increase in multi-vendor product support. Reduced service and other revenues occurred primarily due to reduced product sales, changes in product mix, competition from third party service providers, and decreased renewals of maintenance contracts on older installed equipment.

For the three months ended March 31, 1995, product gross margin decreased to 29.0% from 36.1% in the comparable period of the prior year. The decrease is due to changes in product mix, particularly the negative impact due to the increased volume of personal computers in the current quarter.

Gross margin for service and other revenues was 25.6% and 35.8% for the three months ended March 31, 1995 and 1994, respectively. Margins in the current quarter were negatively affected by the continuing decline in the Company's maintenance revenues on proprietary VS products, as well as the increase in maintenance on lower-margin MVS products. Additionally, the Bull acquisition has reduced gross margin due to the historically lower margins produced on their traditional maintenance contracts. Delays in signing a binding Purchase and Sale Agreement for the Bull acquisition and the delayed closing of the transaction resulted in the Company not reducing the cost structure of the acquired businesses during the three months ended March 31, 1995. Margins also continue to be adversely affected by revenue decreases and competition from third party service providers. Cost reductions resulting from the $64.2 million charge for integration costs and other charges will partially offset these adverse effects.

Research and development costs decreased by $1.3 million or 13.5%, representing 3.3% and 4.7% of revenues for the three months ending March 31, 1995 and 1994, respectively. The decrease was expected as the Company's development efforts are now focused on developing software for open systems platforms and to continuing support of its proprietary VS products.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS (Continued)
- ---------------------

Selling, general, and administrative expenses increased $8.2 million or 14.8% for the period due entirely to the Bull acquisition. Integration-related initiatives and restructuring programs continue to contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs, and other related expenses.

Amortization of intangible assets totaled $8.9 million and $6.9 million for the three months ended March 31, 1995 and 1994, respectively. Amortization of $2.3 million was recorded for the three months ended March 31, 1995 for intangible assets of $99.1 million established in connection with the Bull acquisition. Amortization of $6.6 million and $6.9 million for the three months ended March 31, 1995 and 1994, respectively, relates to the implementation of fresh-start reporting as of September 30, 1993. Intangible assets of $193.6 million were recorded to adjust the Company's balance sheet to fair market value under fresh-start reporting.

Interest expense increased to $1.1 million and related principally to interest on the note payable to Bull HN Information Systems, Inc. as a result of the acquisition and fees and interest incurred on the Company's financing arrangements with BTCC. Other income included primarily interest income totaling $1.5 million and $1.7 million for the three months ended March 31, 1995 and 1994, respectively, and resulted primarily from investments in time deposits.

The income tax benefit of $3.6 million for the three months ended March 31, 1995 reflects the effect of the current period loss. The prior year tax provision of $2.3 million is a non-cash expense relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At March 31, 1995, the Company employed approximately 4,900 people in continuing operations, which excludes approximately 2,900 people due to the Bull acquisition, as compared to 5,700 at March 31, 1994. Restructuring actions have resulted in significant personnel reductions.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



Nine months ended March 31, 1995
- --------------------------------

The Bull acquisition was consummated on January 31, 1995, and accordingly the results of operations for the nine months ended March 31, 1995 include two months of results of the acquired businesses.

The Company reported revenues of $661.4 million and an operating loss of $67.0 million for the nine months ended March 31, 1995. The operating loss includes a $64.2 million charge for integration, consolidation and other initiatives principally related to the Company's acquisition of certain businesses of Bull. Additionally, the operating loss includes $19.8 million for the amortization of intangible assets established in connection with fresh-start reporting and $2.3 million for Bull acquisition-related intangibles. Net loss for the period was $64.3 million.

The Company expects the decline in revenues from traditional sources (i.e., sales and service of proprietary VS products) to continue. The acquired Bull proprietary product and service revenue streams are also expected to decrease, but at a slower rate than the proprietary VS products and services. The addition of the Bull service business adds a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company intends to direct resources to the marketing of the MVS business with the goal of increasing this revenue stream in the future. Besides increasing service revenue by the Bull acquisition, the Company's plan is to increase its revenue, over time, by increasing sales of workflow and imaging software and related products and services, along with other newer service offerings. The Company is now focusing on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise.

The Company believes that the recently announced alliance with Microsoft will further its business strategy. In the short-term, the Company believes indirect benefit to software revenues should result from this alliance. After Wang Workflow and Imaging products are generally available on Microsoft NT Servers, the Company expects direct benefit to software revenues from the sale of NT Server-based Workflow and Imaging software. The Company anticipates that such products will become available in calendar year 1996. In fiscal year 1996, the Company expects, as a result of this alliance, to also generate revenues as an authorized provider of end-user support services for Microsoft products in the form of on-site network design and installation consulting, network integration, migration support, workflow and imaging services and end-user help desk services.

Wang will also continue to sell products and services to its significant base of existing proprietary VS customers, either to maintain and enhance their systems or help them move to the open client/server model of computing. The Company's business initiatives of client/server software, solutions integration and network integration and support services all relate to the definition, automation and management of critical office processes.

Product revenues for the nine months ended March 31, 1995 totaled $123.0 million in the United States and $146.9 million internationally. Included in product revenues is $12.7 million related to the acquired businesses. Strong sales of personal computer products in the Company's European and Australian subsidiaries were partially offset by the seasonal decline of personal computer sales in the Company's governmental business. Reductions in sales of the Company's proprietary VS products continued as expected. Certain segments of the computer industry (particularly hardware sales) continue to experience intense competitive and technological pressures resulting in over-capacity and aggressive pricing. Product revenues for the period include $12.8 million for sales of the Company's open software products and services.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



Results of Operations (Continued)
- ---------------------

Service and other revenues for the nine months ended March 31, 1995 totaled $184.7 million in the United States, while internationally they totaled $206.8 million. Included in service and other revenues is $56.7 million for February and March related to the acquired business. Reductions in service and other revenues continued, primarily due to reduced maintenance revenues for proprietary VS products, resulting from reduced product sales, changes in product mix, competition from third-party service providers, and decreased renewals of maintenance contracts on older installed equipment. The Company expects the decline in proprietary VS maintenance to continue. The reduction in traditional service revenues has been offset by new service offerings, including MVS revenues.

Product gross margin was 29.3% for the period. Product margins continue to be negatively impacted by the high volume of personal computer revenues.

Gross margin for service and other revenues was 31.8% for the period. Service gross margin continues to be adversely affected by the revenue decreases and competitive conditions previously noted; however, margin decreases have been partially offset by personnel and facilities cost reductions. In the near term, the Company expects margins to be negatively affected by the Bull acquisition, due to historically lower margins on Bull traditional maintenance than the Company's, and by the migration to MVS maintenance from traditional maintenance services.

Research and development costs totaled $23.1 million, or 3.5% of revenues, for the period. The Company has refocused and streamlined its development program to support its business strategy of developing its workflow and imaging software products for open systems platforms, including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell. In addition, the Company is continuing to support its proprietary VS products.

Selling, general and administrative expenses totaled $161.2 million, or 24.4%, of revenues, for the period. Selling, general and administrative expenses continue to decline as a result of restructuring programs, including depreciable asset write-downs and workforce reductions. Selling, general and administrative expenses were reduced by $3.2 million as a result of a refund received relating to prior period value-added tax payments.

Amortization of intangible assets of $22.1 million is comprised of two components. Amortization of $19.8 million relates to the implementation of fresh-start reporting as of September 30, 1993. Intangible assets of $193.6 million were recorded to adjust the Company's balance sheet to fair market value. Additionally, amortization of $2.3 million was recorded relating to intangible assets of $99.1 million established in connection with the acquisition of the Bull businesses.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)


Results of Operations (Continued)
- ---------------------

Interest expense totaled $2.7 million for the nine months ended March 31, 1995, and is primarily due to fees incurred for the Company's previous financing arrangement with Congress Financial Corporation, debt incurred as a result of the Bull acquisition and short-term debt at international locations. Other income includes interest income totaling $5.5 million, resulting primarily from investments in time deposits.

The provision for income taxes of $3.6 million for the period includes $3.4 million of non-cash expense relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

Six months ended March 31, 1994
- -------------------------------

The Company reported revenues of $436.8 million and operating income of $9.3 million for the six months ended March 31, 1994. Operating income was reduced by $13.8 million for the amortization of intangible assets established in connection with fresh-start reporting. Net income for the period was $8.0 million.

Product revenues for the six months ended March 31, 1994 totaled $92.1 million in the United States and $69.9 million internationally. Personal computer sales accounted for 36.6% of product sales due to strong sales in the Company's European subsidiaries. Sales of the Company's proprietary VS products, representing 29.2% of product revenues for the period, continued to decline. Product revenues for the period include $4.0 million for sales of the Company's Open software products.

Service and other revenues for the six months ended March 31, 1994 totaled $124.5 million in the United States, while internationally they totaled $150.3 million. Reductions in service and other revenues continued, primarily due to declining maintenance revenues on proprietary VS products, resulting from reduced product sales, changes in product mix, competition from third-party service providers, and decreased renewals of maintenance contracts on older installed equipment. The reduction in traditional service revenues has been partially offset by new service offerings, primarily MVS maintenance.

Product gross margin was 36.6% for the period. Product margins were negatively impacted by the high volume of personal computer revenues.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)



RESULTS OF OPERATIONS (Continued)
- ---------------------

Gross margin for service and other revenues was 36.6% for the period. Service gross margin continues to be adversely affected by the revenue decreases and competitive conditions previously noted, but these margin decreases have been partially offset by personnel and facilities cost reductions.

Research and development costs totaled $20.2 million, or 4.6% of revenues, for the period. The Company has refocused and streamlined its development program to support its business strategy of developing its workflow and imaging software for open systems platforms including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell. In addition, the Company is continuing to support its proprietary VS products.

Selling, general and administrative expenses totaled $116.7 million, or 26.7% of revenues, for the period. Selling, general and administrative expenses continue to decline as a result of restructuring programs implemented in connection with the Company's Reorganization Plan, including depreciable asset write-downs and workforce reductions.

Amortization of intangible assets of $13.8 million relates to the implementation of fresh-start reporting as of September 30, 1993. Intangible assets of $193.6 million were recorded to adjust the Company's balance sheet to fair market value.

Interest expense totaled $1.5 million for the six months ended March 31, 1994 and is primarily due to fees incurred on the Company's financing arrangement with Congress and short-term debt at international locations. Other income includes primarily interest income totaling $3.0 million and resulted primarily from investments in time deposits.

The provision for income taxes of $7.8 million for the period includes $7.1 million of non-cash expense relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

Three months ended September 30, 1993
- -------------------------------------

The Company reported operating income of $12.4 million for the three months ended September 30, 1993. After recognition of a $329.3 million gain on debt discharge and a $193.6 million adjustment to increase historical cost of the assets and liabilities of the Company to fair value, in connection with the adoption of fresh-start reporting, the Company reported net income of $499.9 million for the period.

Revenues totaled $210.9 million for the period. Total revenues for the period were as expected. These revenues reflected fundamental changes in the Company's business and operational structure as contemplated by its new business plan.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)


Results of Operations (Continued)
- ---------------------

Net product sales totaled $64.1 million. Revenues were negatively affected by intense competitive and technological pressures in the computer industry (particularly hardware sales), resulting in over-capacity and aggressive pricing. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and acceptance of lower priced products (such as personal computers) and a decrease in sales of traditionally higher-margin products based on proprietary technology. The decline in revenues was generally consistent throughout all geographic segments in which the Company operates.

Service and other revenues totaled $146.8 million. Maintenance revenues continued to decline, primarily due to reduced product sales, changes in product mix, competition from third party service providers, increased product reliability, and decreased renewals of maintenance contracts on older installed equipment. The reduction in traditional service revenues was partially offset by new service offerings, primarily multi-vendor product support.

Product gross margin was 37.4% for the period. Product gross margin was favorably affected by reduced manufacturing costs, resulting from actions taken later in fiscal 1993 to reduce manufacturing capacity.

Gross margin for service and other revenues was 40.8% for the period. Service gross margins were adversely affected by revenue decreases and competitive conditions previously noted. Margin decreases were partially offset by non-recurring income of $5.0 million from settlements under single in-line memory modules ("SIMMs") licensing agreements and restructuring-related actions to reduce personnel and facilities costs.

Research and development costs totaled $10.0 million for the period. The Company focused development efforts primarily on software for open systems platforms including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell.

Selling, general, and administrative expenses totaled $61.5 million. Selling, general and administrative expenses declined due to implementation of restructuring programs that eliminated unnecessary or redundant programs, personnel, facilities costs, and other related expenses.

Interest expense totaled $1.2 million. As a result of filing for Chapter 11, no interest was accrued on pre-petition, unsecured debt obligations. Interest expense would have been $5.7 million higher for the three months ended September 30, 1993, if the Company had continued to accrue interest on pre-petition, unsecured debt obligations. Other income included interest and other income and foreign currency gains (losses). Interest income totaled $0.9 million for the three months ended September 30, 1993, and results primarily from investments in marketable securities and time deposits. Foreign currency exchange resulted in a $0.3 million gain. Foreign currency translation was minimal for the period.

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)


Results of Operations (Continued)
- ---------------------

The provision for income taxes principally related to income from non-U.S. operations. Taxes arose from earnings in certain countries that could not be offset by tax benefits in countries with losses, and certain other taxes that applied regardless of earnings levels.

Reorganization expenses of $34.9 million consisted primarily of $10.9 million of incurred professional fees, a fresh-start adjustment of $18.8 million to accrue for amounts expected to be paid through the completion of all Chapter 11-related matters and $8.2 million of restructuring charges to increase accruals to the amounts necessary to complete additional restructuring measures, primarily at international locations.

The gain on debt discharge of $329.3 million and the fresh-start reporting adjustment of $193.6 million were the result of recording the effects of the Reorganization Plan.

                          PART II - OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on January 25, 1995. The following three Class I directors were re-elected to serve for a three year term: Joseph M. Tucci, Frederick A. Wang and Raymond C. Kurzweil.

        The term of office of the following Class II and Class III directors continued after the meeting: David A. Boucher, Paul E. Tsongas, Stephen G. Jerritts, John P. White, and Karl G. Wassmann III.



        The stockholders approved the following matters at the meeting:


                                          VOTES           VOTES                    BROKER
                                           FOR           AGAINST     ABSTENTIONS  NON-VOTES
                                        ----------      ---------    -----------  ---------
Joseph M. Tucci,
  nominee as Class I
  director                              20,673,282         63,991

Frederick A. Wang,
  nominee as Class I
  director                              20,620,707        116,566

Raymond C. Kurzweil,
  nominee as Class I
  director                              20,659,403         77,870

An amendment to the
  Company's Certificate
  of Incorporation
  increasing the number
  of authorized shares
  of Preferred Stock                    14,120,500      3,253,299        48,514   3,314,960

Employees' Stock
  Incentive Plan                        14,920,922      2,304,938       312,612   3,198,801

1995 Employees'
  Stock Purchase Plan                   14,154,965      3,095,484       316,270   3,170,554

1995 Director Stock
  Option Plan                           15,620,970      1,614,758       331,001   3,170,544

Ratification of Ernst &
  Young as independent
  auditors for the
  current fiscal year                   20,667,445         37,915        31,913


ITEM 6. Exhibits and Reports on Form 8-K

        (a)     The following exhibits are included herein:


Exhibit No.                     Description
- -----------     ---------------------------------------------------------------

2.1(1) The Amended and Restated Reorganization Plan of Wang Laboratories, Inc. and the Official Committee of
                Unsecured Creditors dated September 20, 1993

3.1(9)          Certificate of Incorporation, as amended

10.1(3)         Stock Incentive Plan

10.2(3)         1993 Directors' Stock Option Plan

10.3(4)         Form of Contingent Severance Compensation Agreements with Donald
                P. Casey, J.J. Van Vuuren, Albert A. Notini, William P. Ferry, David I. Goulden, Bruce A. Ryan, James J. Hogan, Franklyn A. Caine and Ronald A. Cuneo, each an executive officer of the Company

10.4(5)         Contingent Severance Compensation Agreement with Joseph M. Tucci

10.5(7)         Employment Agreement with Joseph M. Tucci, as amended

10.6(6)         Employment Agreement with Donald P. Casey

10.7(7)         Employment Agreement with William P. Ferry

10.8(7)         Employment Agreement with James J. Hogan

10.9(3) Loan and Security Agreement with Congress Financial Corporation, dated December 15, 1993

10.10(5)        Termination Agreement between the Registrant and Michael F. Mee

10.11(5) Form of Stock and Warrant Subscription Agreement, dated September 20, 1993

10.12(3) Form of Registration Rights Agreement for Securities, dated December 17, 1993

10.13(5)        Consulting Employment Agreement of Stephen G. Jerritts

10.14(3)        Consulting Agreement of Raymond C. Kurzweil

10.15(5)        Employee Retention Agreement with William P. Ferry

10.17(5)        Employment Agreement with Bruce A. Ryan

Exhibit No.                     Description
- -----------     ---------------------------------------------------------------

10.18(7)        Form of Non-Negotiable Secured Promissory Note from Joseph M.
                Tucci to the Registrant

10.19(7)        Form of Pledge Agreement with Joseph M. Tucci

10.20(7)        Form on Non-Negotiable Secured Promissory Note with Donald P.
                Casey to the Registrant

10.21(7)        Form of Pledge Agreement with Donald P. Casey

10.22(10)       Stock Incentive Plan as Amended

10.23(9) Contingent Severance Compensation Agreement as amended with Franklyn A. Caine

10.24(9)        Employees' Stock Incentive Plan

10.25(9)        1995 Director Stock Option Plan

10.26(8) The Asset and Stock Purchase Agreement among Wang Laboratories, Inc., Bull HN Information Systems Inc., Bull S.A. and for certain purposes, Compagnie de Machines Bull dated as of December 30, 1994 and a Credit Agreement among Wang Laboratories, Inc., HFS Inc. and certain lenders and agents named therein and Bankers Trust Company dated January 30, 1995 are incorporated by reference for the Company's current report on Form 8-K dated January 31, 1995.

10.27           Employment Agreement with Ronald A. Cuneo

11              Statement of Computation of Earnings Per Share

12.1            Statement of Computation of Earnings to Fixed Charges


      (b) During the quarter ending March 31, 1995, the Company filed (1) a current report on Form 8-K dated December 30, 1994 relating to the Asset and Stock Purchase Agreement among the Company, Bull HN Information Systems Inc., Bull S.A. and Compagnie de Machines Bull and (2) a current report on Form 8-K and Amendment No. 1 thereto on Form 8-K/A dated January 31, 1995 containing the Asset and Stock Purchase Agreement dated as of December 30, 1994 among the Company, Bull HN Information Systems and Bull S.A. and Compagnie de Machines Bull and the related financial statements and the Credit Agreement dated January 30, 1995 among Wang Laboratories, Inc., HFS, Inc. and certain lenders and Agents named therein and Bankers Trust Company.


_______________

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A (File No. 0-22470), as filed on September 27, 1993

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-73210), filed on December 21, 1993.

(3) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

(4) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

(5) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-81526).

(6) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1993.

(7) Filed as an Exhibit to the Registrant's annual report on form 10-K for the fiscal year ended June 30, 1994.

(8) Filed as an Exhibit to the Registrant's current report on Form 8-K dated January 31, 1995.

(9) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 30, 1994.

(10) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   May 15, 1995



                                        WANG LABORATORIES, INC.



                                        /s/ Franklyn A. Caine
                                        ____________________________
                                        Franklyn A. Caine,
                                        Executive Vice President and
                                        Chief Financial Officer