Form 10-K405
period 1995-06-30
WANG LABORATORIES INC
filed 1995-09-28
CIK 104519

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

                   For the Fiscal Year ended June 30, 1995

                        COMMISSION FILE NUMBER 1-5677

                           WANG LABORATORIES, INC.
                        -----------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            04-2192707
    -------------------------------                        -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  600 Technology Park Drive, Billerica, Massachusetts                01821
  ---------------------------------------------------             ----------
  (Address of Principal Executive Offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (508) 967-5000
                                                        ----------------

      Securities registered pursuant to Section 12(b) of the Act:  None
                                                                   ----

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
                       Common Stock Purchase Warrants

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X    No
                            -----     -----

        On August 31, 1995, the aggregate market value of voting stock held by non- affiliates of the Registrant was $628,003,482, based on the closing price of Common Stock on the Nasdaq National Market on August 31, 1995 and assuming a market value of $25 per share for the 11% Exchangeable Preferred Stock and assuming a market value of $1,000 per share for the 4 1/2% Series A Cumulative Convertible Preferred Stock.

        The number of shares outstanding of Common Stock outstanding as of August 31, 1995 was 34,028,235.

                      Documents Incorporated By Reference
                      -----------------------------------
                    Document                                    Form 10-K Part
                    --------                                    --------------
Definitive Proxy Statement with respect to the Annual               Part III
Meeting of Stockholders to be held on November 14, 1995
to be filed with the Securities and Exchange Commission

                                     PART I

ITEM 1.  BUSINESS

     Wang Laboratories, Inc., a Delaware corporation ("Wang" or the "Company"), develops, markets and supports software and offers services that define, automate and manage critical office processes. Wang develops and markets workflow, imaging, computer output to laser disk (COLD), document management and related software applications for client/server open systems, and provides integration and support services for office networks worldwide. The Company's software and services enable its customers to realize improvement in productivity, quality and responsiveness through the definition, automation and management of critical business processes.

     The Company is the successor to Wang Laboratories, Inc., a Massachusetts corporation founded in 1955, which implemented a reorganization plan under Chapter 11 of the U.S. Bankruptcy Code that was approved by the bankruptcy court on September 20, 1993 (the "Reorganization Plan"). The predecessor company had filed for reorganization in August 1992. The Reorganization Plan was consummated on December 16, 1993, at which time the reorganized company was reincorporated as a Delaware corporation.

     The Company has three business units, the software business, the customer services business and the solutions integration business, focused on particular segments of the software and services industry in which the Company enjoys substantial sales, research and development and marketing expertise and which, in the Company's judgment, offer significant growth and market opportunities. The Company intends, by internal development and acquisition to build on its position in the integrated work management (workflow, imaging and document management) software solutions market and to strengthen its position as a worldwide provider of value-added network integration and support services for office systems. The Company believes that this approach will build on its existing technology strengths and customer base, while responding to evolving changes in the worldwide market for information services. The Company will continue to service the needs of its VS minicomputer customers by offering upgrade products, service and open system coexistence and migration products.

     On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased Bull's U.S. customer services business, U.S. federal systems subsidiary, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand, and its worldwide workflow and imaging business ("W/I Business"). The acquired businesses generated revenues of $447.0 million for the year ended December 31, 1994. The Company is integrating the acquired businesses with its existing businesses. Integration-related costs and other charges of $64.2 million, primarily associated with the acquisition, were recorded, effective March 31, 1995, after actions had been identified and quantified and the formal plan approved by the Company's Board of Directors.

     In connection with the Bull acquisition, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions. See Note D, Financing Arrangements, of Notes to Consolidated Financial Statements included in Item 8.

      On April 12, 1995, Wang and Microsoft Corporation announced a worldwide multi-year technical, service and marketing alliance pursuant to which Wang was designated as Microsoft's preferred vendor of imaging and workflow systems, and as an authorized provider of end-user support services for Microsoft products. Under the alliance, Wang's desktop imaging and object controls will be incorporated as standard features in future releases of Windows 95 and Windows NT, and image controls will be included in the Visual Basic development tool. Additionally, the two companies will work together to accelerate the deployment of workflow automation software as a mainstream application for client-server computing. As one of Microsoft's Authorized Support Centers, Wang will provide end-user support for the full range of Microsoft products. This support will include on-site network design and installation, consulting, network integration, migration support, workflow and imaging services and end-user help desk services. As part of this agreement, Microsoft purchased $90.0 million face amount of 4

1/2% Series A Cumulative Convertible Preferred Stock of Wang due in 2003 (the "4 1/2% Preferred Stock") for $84.0 million.

     On July 21, 1995, Wang acquired Sigma Imaging Systems, Inc. ("Sigma") (subsequently named Wang Software N. Y. Inc.). Sigma designs and markets state-of-the-art workflow and imaging software for paper-intensive businesses. These products provide customers the scalable, enterprise-wide processing power required for high-volume, image-based transaction processing applications and are used in many of the largest multi-site imaging and workflow systems in operation today. The Sigma products which run on Microsoft Windows clients and Windows NT servers will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft.

INDUSTRY BACKGROUND

     Open Systems Technology. The Company had built its success in the 1980s largely on its line of VS minicomputers with a proprietary operating system running office software applications. In recent years, however, the computer and information technology industry has moved from primarily proprietary hardware systems and software products to an emphasis on "open" systems, which are based on industry-wide standards, particularly the UNIX and NT operating systems. This transition is allowing customers to buy hardware and software from a variety of vendors and to combine components into one integrated system to a greater degree than had been possible with proprietary systems.

     Until recent years, the personal computer was the primary open system in the marketplace. Today, however, open system technology is available among higher performance processors, which are being used as servers to support networks of personal computers. The availability of open systems, which provide customers with increased flexibility in addressing their productivity requirements, has dramatically reduced the opportunity for sales of hardware and software systems based on proprietary technologies, such as Wang's VS computer systems.

     Client/Server Systems. Concurrently with the adoption of open systems solutions, an increasing number of computer users have moved to a client/server architecture, which enables an organization to realize both the convenience of desktop systems and the power of shared processing. As customers exploit the benefits of open systems, many conclude that by linking multiple personal computers (clients) and servers into client/server systems, they can achieve the functionality of traditional minicomputers or mainframes at a lower initial cost. Client/server applications combine the power and ease of use of the client with the price/performance of the server. Users of client/server systems often find that such systems are also easier to use and have added functionality, such as decision-support capabilities, graphical applications and imaging. Further, by making information more accessible to office workers, the Company believes that the workers are able to perform tasks more efficiently, provide improved customer service, and increase the quality of their work product. The need for a new class of software applications designed specifically for this model of computing has made client/server software one of the fastest growing segments of the software industry and has also created a demand for consulting and services to support the integration of such applications with customers' overall computing solutions.

     Office Productivity. The Company believes that increasing office productivity remains a major challenge across all sectors of industry and government. In the past, mainframes, minicomputers, personal computers and networks have been used mainly to automate existing work processes. In relatively few cases has the underlying work process been streamlined to take maximum advantage of new technology. Those technologies exist today to streamline tasks in the office. To achieve this improvement, however, the Company believes that office computer systems must automate the significant amount of information in offices that is stored on paper and outside the reach of traditional office automation systems. Document imaging technology captures this information and "integrated imaging technology" integrates this "automated paper" with data, text, voice, video and other information processed by a computer system.

BUSINESS STRATEGY

     Wang's business strategy is as follows:

     -- to be a worldwide leader in workflow, integrated imaging, document management, and related office software for client/server open systems.

     -- to be a major worldwide provider of integration and support services for office software and networks.

     -- to continue to provide support, expansion and interoperability options for current VS customers and GCOS customers.

     The Company intends to take advantage of the opportunities created by recent developments in the information processing industry by focusing on particular segments in which it has technological, professional and marketing expertise to offer both software and services that will permit its customers and clients to increase their productivity in the office and workplace, and by supporting its significant base of existing VS customers in maintaining and enhancing their systems or in transitioning to the open client/server model of computing. The key elements of this business strategy are as follows:

     -- Focus on Workflow, Integrated Imaging, COLD and Related Systems. Wang believes that its OPEN/software family of work management products permits users with a range of hardware technologies to enhance significantly their office productivity. In addition, these products facilitate the production, integration, management and processing of paper-based information, and automate the flow of business processes within an organization. Finally, these software products offer customers a high level openness and scalability, providing them with a flexibility to take advantage of industry-standard hardware, networks, databases and installed systems and applications.

     -- Focus on Productivity-Enhancing Systems Integration. In addition to the direct provision of key work management technologies, Wang offers consulting and support services to its customers, to help them realize major improvements in productivity, quality and responsiveness through the definition, automation and management of critical business processes. Wang offers a systems integration methodology that includes needs assessments and auditing of existing technology and processes; systems design and transition management; and system implementation, installation and testing. This methodology, successfully implemented in Wang's work management installed base, allows customers to realize the benefits of applying technology to business problems.

     -- Leverage Network Expertise. As an experienced, global integrator of LANs (Local Area Networks), Wang can advise customers on LAN design, implementation, installation and support. The Company believes that its competence in the office systems market, its ability to support all phases of a complex LAN integration project, and its worldwide presence differentiates it from competitors in the market, and is emphasizing this capability as part of its business strategy.

     -- Leverage VS Customer Base. The Company believes that its existing base of VS minicomputer customers is an available and important market for its client/server and open systems products and services. The Company will continue to offer to its VS customers support services, hardware and software to expand and upgrade VS systems. Wang's strategy allows VS customers to continue to gain value from their VS investments, and for Wang to help them to transition to client/server computing when, or if, they desire to do so. For these customers, Wang has developed a set of products and services that allow them to incorporate client/server computing in a coexistence or interoperability strategy, which allows new client/server systems and the VS to work together. The Company plans to continue to invest in developing new products and service options for its VS customer base.

     -- Complement Internal Growth With Strategic Acquisitions and Investments. The Company believes that opportunities exist to extend and enhance its current line of business and distribution capabilities through investments in or acquisitions of businesses in the information processing industry such as the Bull acquisition and the Sigma acquisition. Such acquisitions complement the Company's existing software product offerings, leverage its existing strengths such as its customer services business and enhance cost efficiencies across the entire corporate organization. The Company's management intends to analyze additional acquisition opportunities and to pursue those opportunities that further its overall business strategy. The Company evaluates such transactions from time to time, and one or more such transactions could occur at any time.

     -- Maintain Reduced Cost Structure and Improve Operating Leverage. The Company has reoriented its operations to deliver its new software solutions and services to its installed customer base and targeted customers. The total number of Wang employees decreased from approximately 12,900 in June 1992 to approximately 6,900 in June 1995, which takes into account decreases due to the reduced hardware development and manufacturing, reconfiguration of Wang's sales force, a reduction in administrative employees, and the refocusing of its research and development efforts on software for open systems. These reductions have been partially offset by the Bull acquisition. As a result of these actions the Company is able to focus, on a cost-effective basis, on its core competencies of open system applications, imaging systems and integration and multi-vendor support services.

PRINCIPAL PRODUCTS AND SERVICES

     The Company's business organization is divided into three integrated business units: the Software Business, the Customer Services Business and the Solutions Integration Business. Although the three business units often work in concert, each business unit has its own strategic mission and its own marketing, sales, support and development teams.

The Software Business
---------------------

     The Software Business has worldwide responsibility for all aspects of the Company's workflow, imaging, COLD and document management software and for application builder software as well as related hardware and professional services.

     Workflow. The Company's OPEN/workflow applications are designed to address efforts to increase office productivity in various sectors of industry and government. The Company believes that the amount of data that can be stored and processed through computer systems has increased the need to develop new applications, which will permit that information to be processed in a coherent, timely and effective manner. To achieve that goal, the Company believes that office computer systems must take maximum advantage of new software capabilities to streamline the underlying work process.

     On July 21, 1995, Wang acquired Sigma to leverage its relationship with Microsoft. Sigma's product family (workflow and imaging) is specifically designed to complement Microsoft's BackOffice suite of Windows NT server applications. Sigma systems are modular and can grow from a small departmental system to a very large environment, processing over 500,000 pages per day. These systems can also route and track electronic work packets among thousands of workers throughout large organizations. Additionally, Sigma offers remote workstation software that makes imaged documents available with minimal response time at off-site locations such as branch offices or employees' homes.

     Wang's workflow products enable customers to organize, automate, manage and integrate their work processes with many existing PC, networking and other office systems. The products feature a graphical user interface and comprehensive business measurement tools to facilitate workflow development, measurement and management.

     Imaging. Wang believes that image processing is an essential component in effectively automating the office to take full advantage of advances in open computing and client/server architecture. Today's imaging technology offers businesses and organizations that require large volumes of paper processing (e.g., insurance companies, banks, hospitals and governments) the opportunity to realize significant increases in productivity, quality and service in their offices.

     The Company has a long history with imaging products. The Wang PIC (Professional Image Computer), introduced more than ten years ago, enabled users to capture and edit images as well as merge, store, retrieve and transmit images electronically. The Company expanded this technology to its WIIS (Wang Integrated Image Systems), VS minicomputer-based systems, which integrate images with data and text and provide automation tools for many customers with image-intensive work processes. WIIS allows paper-based information to be captured, indexed, stored, retrieved and used throughout an organization, and to become part of the mainstream of an information system. Particular utilities now allow customers to run WIIS on a client/server hardware system. With these utilities, customers can run the VS minicomputer as an image or application server, and run the client applications on their workstations to access the image data.

     The Company has continued its momentum in the imaging market with its OPEN/image products, introduced in mid-1992. These products build on the functionality of WIIS, and expand imaging solutions to UNIX-based systems. OPEN/image products allow customers to easily create new image processing applications or add imaging capabilities to existing applications on a broad range of hardware platforms.

         COLD. COLD allows companies that generate and manage large quantities of computer generated paper output (either on computer paper or on microfilm) to store the information electronically on optical disk drives. This provides better retrieval times and increased customer service. Companies such as credit card processing firms and credit unions can manage many months of customer information on-line in optical media instead of removing the data and storing it on microfiche or in stacks of computer paper. Wang's OPEN/cold+ product introduced in 1994 allows these customers to store the information on optical drives.

     Other Software Solutions. Wang's other OPEN/software products for office productivity currently include PACE for Open Systems, an application development environment product, and OPEN/office, a standards-based, enterprise-wide electronic mail product.

     PACE for Open Systems provides a set of Microsoft Windows client/server tools that enable users, without programming, to quickly develop work management applications. PACE for Open Systems also provides a relational database server based on industry-standard SQL, which runs on various open platforms.

     OPEN/office is an enterprise-wide electronic mail ("E-mail") product that allows customers to communicate quickly and easily with virtually any other E-mail user in the world. Based on international standards, the graphical user interface and other features permit easy and adaptable use of OPEN/office.

     The Company believes that the market for productivity enhancing systems such as the systems based upon the Company's core technology will rapidly grow in the next few years as a result of both the sale of new applications and from the enhancement of existing applications and systems. The Software Business remains subject, however, to risks associated with technology information business, including rapidly evolving technological changes, market conditions and intense competition. Future success will depend upon customer acceptance of the recently introduced workflow and imaging products.

The Customer Services Business
------------------------------

     The Customer Services Business has worldwide responsibility for multivendor maintenance services, the Company's VS business, the Bull GCOS platform, the installation and support of office networks, and the sale and support of popular third-party hardware and software applications.

     The Company is continuing to offer its VS customers superior support services, and hardware and software to expand and upgrade installed VS systems. The introductions of two new processors, the VS 9000 and VS 12000 in early 1993, as well as enhanced peripherals, an improved operating system and expanded support services is evidence of this commitment. Additionally, the Company has enhanced certain VS applications to offer coexistence with and migration to the Company's new OPEN/software products. Finally, its OPEN/COBOL ReSource product allows for conversion of existing VS COBOL programs to the UNIX operating system. The Company's plans for the VS not only allow customers to continue to gain value from their VS investments, but to also facilitate their transition to open systems when, or if, they desire. Wang recently announced an electronic Mail gateway between Microsoft's

Exchange communication server product and Wang's VS Office. This will allow the large installed base of VS-Office users to coexist with Microsoft Mail and Exchange users.

     Currently, the Company's largest source of revenue remains the servicing and enhancement of this installed base of its VS systems. While the Company fully intends to continue supporting and servicing this important customer group, this revenue has been declining at a fairly predictable rate over recent years, in part due to the declining sales of new VS systems. Consequently, the Company adopted its new business strategy with the long-term objective of replacing those declining revenues with sales of its new products and services.

     Wang has extensive LAN and office network design and implementation expertise. The Company has installed thousands of LANs, and is a leading reseller of Novell and Banyan networking products. Wang consultants design and manage the installation, maintenance and administration of complex, heterogeneous, multi-site interconnected office networks. Additionally, the Company provides specialty services to its desktop customers, offering both local or remote "Help Desk" support.

     The addition of Bull's U.S. customer services business and five sales and service subsidiaries has resulted in Wang providing service and support on an exclusive basis to users of Bull GCOS platforms in North America including the U.S. government and in Australia. Currently, Wang is one of the largest hardware-independent worldwide multi-vendor field maintenance organizations. The Company supports and maintains more than 3,500 third-party products from more than 300 vendors through its worldwide network of high-quality, well-trained customer engineers, telephone support centers and logistics operations. The Company employs more than 2,000 technical support professionals worldwide, and offers support from locations throughout the U.S., in a number of European countries, the Far East, Australia and Latin America.

     The Wang-Microsoft alliance announced in April, 1995 expands Wang's role as an authorized provider of end-user support services for Microsoft products. As one of Microsoft's Authorized Support Centers, Wang provides end-user support for the full range of Microsoft products. This support includes on-site network design and installation consulting, network integration, migration support, workflow and imaging services and end-user help desk services. Wang has also been selected by Microsoft to assist with the Windows 95 support calls in Australia.

The Solutions Integration Business
----------------------------------

     The Solutions Integration Business is divided into two parts, the Specialty Solutions group and Wang Federal, Inc.

     The Specialty Solutions group focuses on assisting customers in maximizing the effectiveness of their organizations by using client/server technologies. Wang has designed, integrated and installed more than 1,000 workflow/imaging systems (since 1987), 5,000 LANs (since the mid-1980s) and 35,000 VS systems, including 10,000 electronic mail systems (since the late 1970s), in 130 countries around the world. Other services provided by the Company include Business Process Management services, a five-step continuous process improvement methodology and set of tools that helps customers determine how best to use client/server, imaging and other technologies to improve document-intensive office processes. Wang also helps customers procure and integrate client/server solution components. Through a number of relationships with major technology providers, including IBM, Hewlett-Packard, Novell, Banyan and Compaq, Wang offers customers leading hardware and software on a "one-stop" basis.

     Wang Federal, Inc., a wholly owned Wang subsidiary, is responsible for providing products and services to Wang's U.S. federal government customers. The U.S. government, together with its various agencies, is a significant customer of the Company, and provided revenues to the Company of approximately $150 million in fiscal 1995, $141 million in fiscal 1994 and $226 million in fiscal 1993, which was approximately 16%, 16% and 18% of consolidated revenues in those respective fiscal years. A significant portion of the Company's U.S. federal government revenue comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering products under an awarded contract, could have an impact on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the U.S. government and government agencies are received under a number of different contracts and from a number of different government agencies and departments. Most sources of government revenues are independent of each other, although occasionally orders under one contract or from one government agency may be linked with orders under another contract or from another agency (meaning that if one order or contract were cancelled, it is likely that the other would be also).

MARKETING

     The Company's customers include businesses, institutions and governments of varying sizes around the world. The Company's sales, marketing, professional services and software application development groups focus on customers with office productivity needs in selected categories of markets.

     The Company is approaching the markets for its software products with a two-pronged sales strategy: the sale of integrated work management (workflow, imaging, COLD and document management) systems through a direct sales force, and the sale of software products through software vendors, distributors, value-added resellers ("VARs"), application providers and system integrators. Wang's direct sales force is focusing on selling work management systems to a distinct set of customers in selected vertical markets, focusing on such industries as federal, state and local government, banking, financial services, insurance and health care, as well as customers who possess a large installed base of Wang equipment. In these direct sales accounts, Wang will typically partner with a systems integrator or vertically oriented VAR to provide a turn-key solution for the customer.

     The Company markets its products and services in the United States through its nationwide sales and customer service offices. At June 30, 1995, U.S. operations included approximately 495 sales, sales support and sales administration personnel and approximately 2,220 people in its service and support organization (compared to approximately 460 and 1,055, respectively, at June 30, 1994).

     The Company's products and services are marketed and serviced in Canada, and areas of Europe, Latin America, Asia and the South Pacific regions through subsidiaries that generally are wholly-owned. At June 30, 1995, these subsidiaries employed approximately 345 sales, sales support and administrative personnel and approximately 1,945 service personnel (compared to approximately 410 and 1,600, respectively, at June 30, 1994). In addition, the Company reaches customers through independent distributors in approximately 100 other countries.

     To complement its worldwide direct sales and distributor organizations, the Company has additional channels of distribution, including value-added resellers and software partners that incorporate their proprietary application software into Company products or integrate their software applications with those of the Company.

     A majority of the Company's revenues are derived from software, services or products stocked for immediate delivery, meaning that a relatively small number of product orders are unfulfilled at any time. In addition, customers generally have the ability to change, reschedule or cancel orders prior to shipment without penalty. Accordingly, the Company believes that backlog information is neither necessarily indicative of future sales levels or material to an understanding of the Company's business.

COMPETITION

     Competition is vigorous in all parts of the worldwide market for applications software and office-related products and services. The Company's competitors are numerous and vary widely in size and resources. Some have substantially greater resources, larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. The Company must also compete, particularly in the market for open systems application software and imaging technology, with newer, smaller businesses with more limited resources, but that have, in a number of cases, been able to develop and bring to market significant products with highly competitive technological features. In addition, firms not now in direct competition with the Company, including large software development and sales companies, may, in the future, introduce competing products.

     Wang's work management software products currently compete primarily against FileNet, ViewStar, Plexus and International Business Machines. Wang's Customer Services Business competes in the maintenance business against small regional companies with specific specialties, large independent maintenance providers (such as Bell Atlantic Business Systems and Decision Servicom) and captive maintenance providers (such as Hewlett Packard, International Business Machines, Digital Equipment Corporation).

     Wang's solutions integration offerings currently compete primarily against offerings of EDS, Andersen Consulting and International Business Machines. Network integration includes the design, project management, application design, installation, ongoing support and administration of a network or interconnected networks. The Company competes in this market with a variety of international corporations, as well as local integrators. In the U.S. federal marketplace, the Company also faces active competition from integrators and similar government information technology consultants.

     Competition is based largely on the relationship between price and performance; the ability to offer a variety of products and specialized application programs; the strength of service, support and sales organizations; upgradeability, flexibility, and ease of use of products; and corporate reputation. The Company believes that each of these first four competitive factors is a strength of the Company and that the Company competes favorably on the basis of these factors. With respect to corporate reputation, the Company's emergence from Chapter 11 significantly strengthened the financial credibility of the Company, although there was negative publicity associated with the Company's Chapter 11 proceeding and related financial difficulty. In addition, due to the Company's relatively recent decision to focus on integrated work management software on industry-standard open systems, the Company's reputation within this marketplace is not as strong as that of many of its competitors. The market in which the Company competes is characterized by rapid technological advances, and the Company would be adversely affected if its competitors introduced technologically superior products.

RESEARCH AND DEVELOPMENT

      The Company has a research and development program that supports the Company's business strategy, open and standard computer architectures, and customer needs. The Company's research and development expenses for fiscal 1995 were $31.1 million, of which $24.2 million related to the Company's software products. In fiscal 1994, the Company spent approximately $40 million on research and development in support of its continuing operations, of which approximately $32 million was spent on development of its software products. These figures include direct labor costs, some allowances for material and overhead expenses, and deferred software productions costs. Approximately
$75 million was spent in fiscal 1993 in the same operations. The decrease was due primarily to restructuring, the elimination of projects no longer relevant to the Company's strategy, and the consolidation of certain projects. Approximately 380 engineers, systems analysts, programmers and related administrative support personnel were employed by the Company in research and development operations at June 30, 1995, as compared with approximately 390 in such positions at June 30, 1994.

PATENTS, TRADEMARKS AND LICENSES

     The Company owns a number of patents and patent applications which, although valuable and important to the Company, are not considered to be of material importance to its current operations as a whole. The Company receives license royalties from some of these properties, and takes measures to enforce its rights when it deems such action appropriate. On April 12, 1995 the Company resolved outstanding litigation with Microsoft Corporation by licensing its portfolio of software and software-related patents and by entering into a multi-year technical, service and marketing alliance with Microsoft.

The Company is the plaintiff in several other actions in which the Company alleges that the defendants are infringing on one or more patents held by the Company including a suit against FileNet Corporation alleging infringment of six of the Company's imaging and workflow patents. The results of such enforcement measures and future awards or royalties, if any, related thereto cannot be predicted with any certainty at this time, but, if successful, one or more of these actions could result in a significant recovery for the Company. The Company also owns certain copyrights, trademarks and proprietary information, and licenses certain other intellectual property from others for amounts that are not material to the Company's business as a whole. In the event that products of the Company may be covered in whole or in part by patents owned by others, the Company may find it necessary or desirable to obtain one or more additional licenses.

     Certain software licensed from third parties is important to certain Company products. Such software is typically licensed to other parties on terms similar to those obtained by the Company. The Company does not anticipate any difficulty in maintaining its licenses on such terms. Other licensed software programs, especially applications marketed by the Company, could be replaced by similar applications from other vendors if the Company were to lose its rights to the existing programs. The Company believes it will continue to maintain adequate software license rights for the conduct of its business.

MANUFACTURING

     At June 30, 1995, the Company employed approximately 185 personnel in its manufacturing and related distribution operations (compared to approximately 220 at June 30, 1994). The continuing decline in demand for the Company's proprietary computer hardware products, the decision to discontinue the manufacture of PCs, increased reliance on third-party manufacturing sources and contract fabricators of subassemblies and components, and increasing reliance on direct shipment by suppliers to the Company's customers have allowed the Company to drastically scale back its own manufacturing operations. These measures are consistent with the Company's orientation toward software and services.

     Over the past several years, the Company, in implementing its strategy, downsized, sold or vacated a substantial portion of its manufacturing facilities. Certain subsidiaries continue to have some limited manufacturing operations, which are principally used for VS manufacturing and software duplication.

     The Company is experiencing no substantial difficulties in obtaining necessary components, subassemblies and products, although delays have been experienced from time to time due to temporary shortages of certain components. The Company maintains multiple sources of supply for most items and believes alternative sources could be developed for most existing single sources of supply, if required.

ENVIRONMENTAL COMPLIANCE

     The Company does not believe that compliance with federal, state and local laws and regulations that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

     At June 30, 1995, the Company employed approximately 6,900 people in its worldwide operations, compared to approximately 5,300 at June 30, 1994.
The Company has not experienced any strikes or work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     At June 30, 1995, the Company owned and leased a total of 3.3 million square feet of building space around the world at an annual cost of $49.9 million on a cash basis. In the U.S. the Company utilizes 1.6 million square feet of which approximately 0.5 million is used for administration, research and development, customer services and training, 0.8 million is used for field sales and service offices including regional administration and training operations and 0.3 million is used for distribution warehousing, manufacturing and associated administrative operations. The Company has also leased out approximately 0.3 million square feet. Internationally, the Company owns and leases approximately 1.3 million square feet of which approximately
1.1 million is used for subsidiaries' administrative sales and service operations and approximately 0.2 million is used for distribution warehousing, manufacturing and associated administrative operations.

     The Company still has excess space in certain operations. Such excess space will continue to be vacated as a result of ongoing restructuring actions. Amounts realized from similar dispositions of excess facilities and space have been, in general, less than sufficient to retire the Company's obligations with respect to such space. The Company anticipates that this experience will continue in general for any facilities restructuring.

      In its Chapter 11 reorganization, Wang eliminated approximately 3.0 million square feet of commercial space, with an annual expense of $45 million. The Company also renegotiated the terms of many of its unexpired leases, which enabled it to maintain or decrease its space on more favorable terms. This process has included the disposition of its headquarters facility in Lowell, Massachusetts, which had been owned by the Company. As part of that transaction, the Company secured from the new owner a short-term lease in the same headquarters space, which expired on June 30, 1995. At that time, the Company relocated its headquarters to space acquired in the Bull transaction in Billerica, Massachusetts. Although the Company terminated many of its short-term leases and consolidated its U.S. field operations into space acquired in the Bull transaction the net result was an increase in commercial space used in the Company's U.S. operations. Wang believes that the relocation of U.S. employees in connection with these processes has been accomplished with a minimum of disruption and that its employees have facilities appropriate for their needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Chapter 11 proceedings, initiated by the Company's predecessor Massachusetts corporation in the United States Bankruptcy Court for the District of Massachusetts on August 18, 1992, culminated in the approval of the Company's Reorganization Plan (the "Plan"), effective September 21, 1993. The Plan was consummated, effective December 16, 1993, and the corporation was reincorporated as a Delaware corporation. The new corporation issued 30 million shares of the new Common Stock to a disbursing agent, which began distribution of these shares to holders of allowed general unsecured claims in the Chapter 11 case. To date 27,063,000 million shares have been issued. All shares of capital stock (Class B and Class C Common Stock) of the predecessor Massachusetts corporation were cancelled. Under the Plan, 7,500,000 warrants, each to purchase one share of new Common Stock at $21.45 per share, are available to be issued to the record stockholders of the former Massachusetts corporation and the holders of certain securities claims. The warrant distribution began in March 1995 and to date 6,860,227 warrants have been issued. Holders of stock in the predecessor corporation have until December 16, 1998, to redeem such stock for warrants.

     Disputed claims against the predecessor Massachusetts corporation in the Chapter 11 case continue to be litigated and settled. As they are resolved, holders of allowed claims are receiving shares of Common Stock of the Company out of the reserve held by the disbursing agent.

     The Company is a defendant in several so-called "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' RSI. The Company believes that all RSI claims arising before the confirmation of the Reorganization Plan will be discharged. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. To date approximately 60 claims have been made against the Company alleging damages for RSI injuries. Claims for all but three of these have been filed as part of the Company's Chapter 11 proceeding. The Company believes that all of these actions, including those commenced after the completion of the Chapter 11 proceeding, will be resolved under the Reorganization Plan. The Company intends to defend itself vigorously against any liability asserted.

     Prior to its filing for Chapter 11 protection, the Company was also a defendant in a number of other routine lawsuits incidental to the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11, and claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under and to some extent settled as part of its Reorganization Plan. Although it is impossible to predict the results of specific matters, the Company believes that its aggregate liability, if any, for all litigation, in excess of insurance coverage and financial statement provisions, will not be material to the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended June 30, 1995.

     The following table sets forth the names, ages as of August 31, 1995 and positions of all executive officers of the Company:

                                                                               OFFICER
                                                                               -------
  NAME                              POSITION(S)                        AGE      SINCE
  ----                              -----------                        ---     -------
Joseph M. Tucci             Chairman of the Board and                   48      1990
                            Chief Executive Officer

Donald P. Casey             President and Chief Technology Officer      49      1991

Richard L. Buckingham       Vice President and Treasurer                49      1990

Franklyn A. Caine           Executive Vice President                    45      1994
                            and Chief Financial Officer

Ronald E. Cuneo             Senior Vice President                       52      1995

William P. Ferry            Senior Vice President                       43      1990

David I. Goulden            Senior Vice President                       36      1994

James J. Hogan              Senior Vice President                       53      1990

Stephen G. Jerritts         Senior Vice President                       69      1995

Albert A. Notini            Senior Vice President, General Counsel      38      1994
                            and Secretary

Bruce A. Ryan               Senior Vice President                       53      1993

Gregory C. Thompson         Vice President and                          39      1994
                            Corporate Controller

Jeremiah J.J. van Vuuren    Senior Vice President                       52      1993

Mr. Tucci joined the Company in August 1990 as Executive Vice President, Operations, was elected President and Chief Executive Officer in January 1993, and Chairman of the Board and Chief Executive Officer in October 1993. Previously, he had served as an executive with Unisys Corporation, a computer manufacturer, from 1983 to August 1990, most recently as President, U.S. Information Systems.

Mr. Casey joined the Company as Executive Vice President and Chief Development Officer in September 1991, and was elected President and Chief Technology Officer in January 1993. Since July 1994 he has served as President of the Software Business. He had served as Vice President, Networking and Communications at Apple Computer Inc., a personal computer company, from 1988 to 1990, and as Vice President, Spreadsheet Division at Lotus Development Corporation, a software company, from 1990 to 1991.

Mr. Buckingham joined the Company as Vice President and Treasurer in 1990. From 1988 to 1990, he served as Vice President-Treasurer of Prime Computer, Inc., a computer company.

Mr. Caine joined the Company as Executive Vice President and Chief Financial Officer in August 1994. Prior to joining the Company, Mr. Caine was employed by United Technologies Corporation, a diversified manufacturing company, serving as Senior Vice President, Planning and Corporate Development, from

1993 to July 1994, as Senior Vice President and Controller from 1991 to 1993, as Senior Vice President, Human Resources, from 1989 to 1991 and as Vice President and Treasurer from 1987 to 1989.

Mr. Cuneo joined the Company in February, 1995 as Senior Vice President and President of the Company's subsidiary, Wang Federal, Inc., a provider of technology services to the federal government. He had served as President and Chief Executive Officer of HFS Inc. (now Wang Federal) from 1990 until January, 1995, when it was acquired by the Company. From 1969 through 1990, Mr. Cuneo held various positions with Honeywell, Inc., a diversified manufacturing company, most recently as Vice President and General Manager of Honeywell Federal Systems.

Mr. Ferry joined the Company in August 1990 as Senior Vice President, Applications and Professional Services. He served as Senior Vice President and General Manager of OFFICE 2000 Systems from 1991 to January 1993. From January 1993 until June 1994 he served as Senior Vice President, North American Operations and from July 1994 to the present as Senior Vice President of the Company and as President of the Customer Services Business. He was an executive at Digital Equipment Corporation, a computer, software and services company from 1985 to 1990, most recently as Vice President, Enterprise Integration Services.

Mr. Goulden joined the Company in 1990 as Director of Marketing Strategies. From 1991 to 1992 he served as Vice President, Marketing and Development and from 1992 to 1993 he served as Vice President, Marketing. Mr. Goulden served the Company as Vice President, Marketing and Business Development from 1993 to June 1994, and has served since that time as Senior Vice President, Business Development. He previously served as Director of Corporate Strategy and Business Development from 1989 to 1990 at Unisys Corporation, a computer manufacturer.

Mr. Hogan joined the Company as Senior Vice President, Personal Computer Systems in October 1990, and became Senior Vice President Human Resources and Operations Support in June 1993. From July 1994 to March 1995 he served as President, Federal Systems Division Business and since March 1995 as Senior Vice President of the Company. He had served as Vice President-Audio and Communications Division, Americas for Thomson Consumer Electronics when that company acquired General Electric's consumer electronics business in 1988. Previously he served as Product General Manger of Audio/Video Systems for General Electric's consumer electronics business from 1985 through 1987.

Mr. Jerritts joined the Company as Senior Vice President in April 1995. He has served on the Company's Board of Directors since October 1993. Prior to joining the Company he managed the Company's Latin American operations as a consultant since November 1993. Previously, he was President and Chief Executive Officer of NBI, Inc., a computer company, from 1988 through 1992.

Mr. Notini joined the Company in February 1994 as Senior Vice President, General Counsel and Secretary. Previously, he had served as a Junior Partner from 1989 to 1992, and Senior Partner from 1992 to 1994 at the Boston law firm of Hale and Dorr, in its Commercial Law Department, which he joined in 1984.

Mr. Ryan joined the Company in July 1993 as Senior Vice President, Federal Systems Division and, in addition to Senior Vice President of the Company, became General Manager of the Company's Workflow/Imaging Business group in January 1994 and President of Specialty Solutions business unit in June 1994. Previously, Mr. Ryan served as Vice President, Sales and Marketing, General International Area, for Digital Equipment Corporation, a computer, software and services company, from 1986 to 1991; and Vice President and General Manager, U.S. Field Operations at Computervision Corporation, a software company, from 1991 to 1993.

Mr. Thompson joined the Company in 1990 as Assistant Controller and became Assistant Corporate Controller in 1992. In December 1994 Mr. Thompson was promoted to Vice President, Corporate Controller and Chief Accounting Officer. Previously he spent six years at Price Waterhouse, concentrating on business strategy and planning, acquisitions, public offerings and corporate accounting and reporting.

Mr. van Vuuren joined the Company in September 1993 as Senior Vice President, General Manager, Europe, Africa and the Middle East and in addition to Senior Vice President of the Company has served as President of the Company's International Business since July 1994. Previously, he served as Vice President of marketing operations for Europe, Africa and the Middle East from 1986 to 1989 for Unisys Corporation, a computer manufacturer and was appointed Vice President and Group Manager Europe in 1990.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "WANG."

     The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National
Market since December 16, 1993, the date on which the Common Stock commenced trading. From December 16, 1993 until February 21, 1994, the Common Stock traded on a "when, as and if issued" basis. Since February 22, 1994, the Common
Stock has been trading on a "regular-way" basis:

Quarter Ended                      High       Low
-------------                      ----       ---
December 31, 1993
     (from December 16, 1993)      $18 1/2   $15 1/8

March 31, 1994                     $21 7/8   $14 3/8

June 30, 1994                      $15 5/8   $10 3/8

September 30, 1994                 $14 7/8   $10 3/8

December 31, 1994                  $14 1/4   $ 9 1/8

March 31, 1995                     $14 3/8   $ 9 7/8

June 30, 1995                      $18 1/4   $12 3/8

     The number of stockholders of record on August 31, 1995 was approximately 9,800.

The Company has paid no cash dividends on the Common Stock since its original issuance in December 1993. Its predecessor Massachusetts corporation had not paid any dividends on its capital stock for several years. The company currently intends to retain any earnings for future growth, and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Moreover, the Company's $125,000,000 credit facility with BT Commercial Corporation and certain other financial institutions prohibits the payment of cash dividends until September 1996, and the terms of each of the Company's 11% Preferred Stock and 4 1/2% Preferred Stock prohibit cash dividends on the Common Stock, unless the Company has first paid required dividends on the 11% Preferred Stock, and 4 1/2% Preferred Stock, respectively.


ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from EXHIBIT A attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference from EXHIBIT B attached hereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Incorporated by reference from EXHIBIT C attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption
"Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1995 (the "1995 Proxy Statement") in the section "Election of Directors - Directors of the Company," which section is incorporated herein by reference.

Other Directors:

Stephen G. Jerritts Director since October 1993; age 69 Mr. Jerritts joined the Company as Senior Vice President in April 1995. Prior to joining the Company he managed the Company's Latin American operations as a consultant since November 1993. Previously, he was President and Chief Executive Officer of NBI, Inc., a computer company, from 1988 through 1992.

Karl G. Wassmann III Director since October 1993; age 43 Mr. Wassmann is currently a management consultant in the high technology industry. Mr. Wassmann was employed by Kendall Square Research Corporation, a computer manufacturer, from 1986 to December 1993, serving as Senior Vice President, Chief Financial Officer and Secretary from September 1993 to December 1993, and Treasurer since 1986.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is contained in the 1995 Proxy Statement in the sections "Election of Directors - Compensation of Directors," "- Compensation Committee Interlocks and Insider Participation," "- Executive Compensation," and "- Employment Contracts and Change-in-Control Arrangements," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 1995 Proxy Statement in the section "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is contained in the 1995 Proxy Statement in the section "Election of Directors - Certain Transactions," which section is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Index to Consolidated Financial Statements.

       1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

                Financial Statements:

                Consolidated Statement of Operations for the fiscal year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993 and the fiscal year ended June 30, 1993.

                Consolidated Balance Sheet as of June 30, 1995 and 1994.

                Consolidated Statement of Cash Flows for the fiscal year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993, and the fiscal year ended June 30, 1993.

                Consolidated Statement of Stockholders' Equity (Deficit) for the fiscal year ended June 30, 1995, the nine months ended June
                30, 1994, three months ended September 30, 1993, and the fiscal year ended June 30, 1993.

                Notes to Consolidated Financial Statements.

       2. The following documents are filed as Exhibit D hereto and are included as part of this Annual Report on Form 10-K.

                Financial Statement Schedules:

                Schedule II-   Valuation and Qualifying Accounts

       3. The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

   (b) Reports on Form 8-K

       During the last quarter of the Company's fiscal year ended June 30, 1995, the Company filed reports on Form 8-K dated April 12, 1995 containing a press release announcing an alliance with Microsoft Corporation and dated May 2, 1995 containing a Press Release announcing earnings for the Quarter Ending March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WANG LABORATORIES, INC.


                           BY: /s/ Franklyn A. Caine
                               -------------------------------------
                               Franklyn A. Caine
                               Executive Vice President and
                               Chief Financial Officer

September 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                            TITLE                               DATE
        ---------                            -----                               ----

/s/ Joseph M. Tucci             Chairman of the Board, Chief Executive          9/27/95
-----------------------         Officer and Director
Joseph M. Tucci                 (Principal Executive Officer)


/s/ Franklyn A. Caine           Executive Vice President and                    9/28/95
-----------------------         Chief Financial Officer and Director
Franklyn A. Caine               (Principal Financial Officer)



/s/ Gregory C. Thompson         Vice President and Corporate Controller         9/28/95
-----------------------         (Principal Accounting Officer)
Gregory C. Thompson


/s/ David A. Boucher            Director                                        9/27/95
-----------------------
David A. Boucher


/s/ Stephen G. Jerritts         Director                                        9/27/95
-----------------------
Stephen G. Jerritts


/s/ Joseph J. Kroger            Director                                        9/27/95
-----------------------
Joseph J. Kroger


/s/ Raymond C. Kurzweil         Director                                        9/27/95
-----------------------
Raymond C. Kurzweil

________________________        Director
Axel J. Leblois


/s/ Paul E. Tsongas             Director                                        9/27/95
------------------------
Paul E. Tsongas


/s/ Frederick A. Wang           Director                                        9/27/95
------------------------
Frederick A. Wang


/s/ Karl G. Wassmann III        Director                                        9/27/95
------------------------
Karl G. Wassmann III

                                                                       EXHIBIT B

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Business Acquisition and Integration-Related Costs and Other Charges
--------------------------------------------------------------------

On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems Inc. its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The acquired businesses generated revenues of $447.0 million for the year ended December 31, 1994. The Company is integrating the acquired businesses with its existing businesses. Integration-related costs and other charges of $64.2 million, primarily associated with the acquisition, were recorded, effective March 31, 1995, after actions had been identified and quantified and the formal plan approved by the Company's Board of Directors (see Note B, Business Acquisition and Integration-Related Costs and Other Charges).

In connection with the Bull acquisition, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions (see Note D, Financing Arrangements).

Basis of Presentation
---------------------

On August 18, 1992, Wang Laboratories, Inc., the Company's predecessor Massachusetts corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 30, 1993 (the "Confirmation Date"), a formal confirmation order by the U.S. Bankruptcy Court for the District of Massachusetts with respect to the Company's plan of reorganization became effective. At that time, the Company effectively emerged from bankruptcy and terminated its debtor-in-possession status, subject only to compliance with the terms of the Reorganization Plan.

In connection with the emergence from Chapter 11, the Company was required to adopt fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company's basis of accounting for financial reporting purposes changed as of the Confirmation Date as a result of adopting SOP 90-7 (see Note J, Fresh-Start Reporting, Reorganization and Restructuring Expenses).

Due to the changes in the Company's basis of accounting, which were effective September 30, 1993, management's discussion and analysis will: (i) discuss the results of operations for the year ended June 30, 1995; (ii) discuss the results of operations for the nine months ended June 30, 1994; (iii) compare the results of operations of the predecessor company for the three months ended September 30, 1993, to the comparable period of the prior year; (iv) discuss the results of operations for the year ended June 30, 1993, and (v) explain the liquidity and sources of capital as of June 30, 1995.

Results of Operations
---------------------

Year ended June 30, 1995
------------------------

The results of operations for the year ended June 30, 1995 included five months of results of the acquired Bull businesses.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company reported revenues of $946.3 million and an operating loss of $63.0 million for the year ended June 30, 1995. The operating loss included a $64.2 million charge for integration, consolidation and other initiatives principally related to the Company's acquisition of certain businesses of Bull. Additionally, the operating loss included $26.3 million for the amortization of intangible assets established in connection with fresh-start reporting and $5.7 million for Bull acquisition-related intangibles. Net loss for the year was $57.6 million.

The Company expects the decline in revenues from traditional sources (i.e., sales and service of proprietary VS products) to continue. The acquired Bull proprietary product and service revenue streams are also expected to decrease, but at a slower rate than the proprietary VS products and services. The addition of the Bull service business adds a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company intends to direct resources to marketing initiatives with respect to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition to increasing service revenue as a result of the Bull acquisition, the Company's plan is to increase its revenue, over time, by increasing sales of workflow and imaging software and related products and services, along with other newer service offerings. The Company is now focusing on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The changes in business mix are expected to result in increased volatility of quarterly revenues.

On April 12, 1995, the Company and Microsoft Corporation announced a worldwide multi-year technical, service and marketing alliance. Wang was designated as Microsoft's preferred vendor of imaging and workflow systems, and as an authorized provider of end-user support services for Microsoft products. In addition, Microsoft announced its intention to incorporate specific Wang imaging technology in its Windows 95 and Windows NT client operating systems, to consult with Wang on the development of standards related to work management products, and to conduct certain joint marketing activities. The Company believes that the announcement of this alliance strengthened the Company's reputation as a leading supplier of imaging and workflow technology, which will result in indirect benefits to the Company's software revenues. In addition, the Company believes that the alliance and joint marketing activities with Microsoft will have a direct impact on software revenue when Wang imaging and workflow software is generally available for the Microsoft Windows NT operating system in the fourth quarter of calendar 1995. In fiscal 1996, the Company also expects, as a result of this alliance, to generate revenues as an authorized provider of end-user support services for Microsoft products in the form of on-site network design and installation consulting, network integration, migration support, workflow and imaging services and end-user help desk services.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On July 27, 1995, Wang completed the acquisition of Sigma Imaging Systems, Inc. ("Sigma"). Sigma designs and markets state-of-the-art workflow and imaging software for paper-intensive businesses. These products provide customers the scalable, enterprise-wide processing power required for high-volume, image-based transaction processing applications. Sigma's products are used in many of the largest multi-site imaging and workflow systems in operation today. The Sigma products running on the Microsoft Windows 95 and Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft.

Wang will also continue to sell products and services to its significant base of existing proprietary VS customers, either to maintain and enhance their systems or to help them move to the open client/server model of computing. The Company's business initiatives of client/server software, solutions integration and network integration and support services all relate to the definition, automation and management of critical office processes.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounted to $87.0 million for the year ended June 30, 1995. EBITDA was determined by excluding from the net loss: integration-related costs and other charges; income taxes; interest expense; interest income (interest income of $7.2 million was reported in the caption Other income); depreciation and amortization.

Product revenues for the year ended June 30, 1995 totaled $161.7 million in the United States and $203.3 million outside of the U.S. Reductions in sales of the Company's proprietary products continued as expected. Proprietary product sales totaled $75.1 million for the year ended June 30, 1995. Certain segments of the computer industry (particularly hardware sales) continued to experience intense competitive and technological pressures resulting in overcapacity and aggressive pricing. Network products and other product sales totaled $269.3 million. Open software product sales totaled $20.6 million for the year ended June 30, 1995.

Service and other revenues for the year ended June 30, 1995 totaled $291.0 million in the United States and $290.3 million outside the U.S. Proprietary, network and open software services and other revenue totaled $344.8 million, $235.9 million and $0.6 million, respectively, for the year ended June 30, 1995. Increases in service and other revenues from the Bull acquisition and new service offerings exceeded the anticipated revenue declines in maintenance revenues on proprietary products.

Product gross margin was 30.3% for the year ended June 30, 1995. Product margins continued to be negatively affected by the higher volume of network product revenues that generally have a lower margin than the proprietary product revenues.

Gross margin for service and other revenues was 30.9% for the year ended June 30, 1995. The service gross margin continued to be adversely affected by the competitive conditions previously noted; however, margin decreases have been partially offset by personnel and facilities cost reductions. In addition, margins were negatively affected by the Bull acquisition, due to historically lower margins on Bull traditional maintenance than the Company's, and by increased MVS revenues, which generally realize lower gross margins than those obtained from proprietary maintenance services. The Company expects this change in business mix to continue to exert pressure on gross margins.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Research and development costs totaled $31.1 million, or 3.3% of revenues, for the year ended June 30, 1995. The Company has refocused and streamlined its development program to support its business strategy aimed at workflow and imaging software products for open system platforms, including Microsoft, IBM, Hewlett-Packard, Sun Microsystems and Novell. In addition, the Company incurred research and development costs to support its proprietary products in the amount of $4.8 million.

Selling, general and administrative expenses totaled $225.9 million, or 23.9% of revenues, for the year ended June 30, 1995. Selling, general and administrative expenses increased as a result of the Bull acquisition. This increase was partially offset by restructuring and integration-related programs, including workforce reductions, facility-related actions and asset write-downs.

Amortization of intangible assets of $32.0 million was comprised of two components. Amortization of $26.3 million related to fresh-start reporting, under which intangible assets of $193.6 million were recorded to adjust the Company's balance sheet to fair market value. Additionally, amortization of $5.7 million was recorded relating to intangible assets of $106.0 million, established in connection with the acquisition of the Bull businesses.

Interest expense totaled $3.7 million for the year ended June 30, 1995.
Other income included interest income of $7.2 million which resulted primarily from investments in time deposits.

The provision for income taxes of $3.6 million for the year ended June 30, 1995 included $3.4 million of non-cash expense, relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At June 30, 1995, the Company employed approximately 6,900 people in continuing operations. The increase in employees as a result of the Bull acquisition was partially offset by restructuring and integration activities.

Nine months ended June 30, 1994
-------------------------------

The Company reported revenues of $644.4 million and operating income of $11.6 million for the nine months ended June 30, 1994. Operating income was reduced by $20.7 million for the amortization of intangible assets established in connection with fresh-start reporting. Net income for the period was $10.6 million.

EBITDA amounted to $69.1 million for the nine months ended June 30, 1994. EBITDA was determined by excluding from net income: income taxes; interest expense; interest income (interest income of $5.1 million was reported in the caption Other income); depreciation and amortization.

Product revenues for the nine months ended June 30, 1994 totaled $128.8 million in the U.S. and $110.3 million outside the U.S. Product revenues were comprised of $73.6 million for proprietary product sales, $156.7 million for network products and other product sales, and $8.8 million for open software product sales. Product revenues continued to decline as expected due to reductions in the sales of personal computer products. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

acceptance of lower-priced products (such as personal computers), and a decrease in sales of traditionally higher-margin products based on proprietary platforms. Sales of the Company's proprietary VS products remained stable.

Service and other revenues for the nine months ended June 30, 1994 totaled $180.9 million in the U.S. and $224.4 million outside the U.S. Service and other revenues were comprised of $262.3 million of services for proprietary products and $143.0 million of network services and other revenues. Reductions in service and other revenues continued, primarily due to reduced maintenance revenues on proprietary VS products, resulting from changes in product mix, competition from third-party service providers, increased product reliability and decreased renewals of maintenance contracts on older installed equipment. The reduction in traditional service revenues was partially offset by new service offerings, including multi-vendor product support, local area network services, and cabling services.

Revenues for the period included $14.5 million from European sales and service subsidiaries, which were previously designated as "businesses held for sale" and excluded from operations. In connection with the Company's Reorganization Plan, the Company initially determined that it would need to sell or otherwise dispose of its subsidiaries in Ireland, Italy, Spain and Sweden. This determination was based on their then-current financial condition and future business projections, including their ability to generate cash to support their operating activities. In addition, as a result of the parent company's filing for Chapter 11, the Company was unable to fund these subsidiaries. For these reasons, the subsidiaries were classified as businesses held for sale in the Company's financial statements. However, the Company subsequently restructured and refocused the business activities of these entities. As a result, these entities became financially viable and were returned to continuing operations.

Product gross margin was 38.2% for the nine months ended June 30, 1994. Product gross margin was favorably affected by reduced manufacturing costs, resulting from restructuring actions taken to reduce manufacturing capacity.

Gross margin for service and other revenues was 35.8% for period. Service gross margin was adversely affected by the revenue decreases and competitive conditions previously noted, but these margin decreases were partially offset by personnel and facilities cost reductions.

Research and development costs totaled $29.7 million, or 4.6% of revenues, for the period. The Company refocused and streamlined its development program to support its business strategy of developing software for open systems platforms, including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell, primarily for its workflow and imaging products. In addition, the Company continued to support its proprietary VS products.

Selling, general and administrative expenses totaled $174.6 million, or 27.1% of revenues, for the period. Selling, general and administrative expenses continued to decline as a result of restructuring programs implemented in connection with the Company's Reorganization Plan, including depreciable asset write-downs, workforce reductions, and the disposal or abandonment of certain sales and manufacturing facilities.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest expense totaled $3.5 million for the nine months ended June 30, 1994, and was primarily due to short-term debt at non-U.S. locations and fees incurred on the Company's financing arrangement with Congress Financial Corporation ("Congress"). Other income included, primarily, interest income, equity income of unconsolidated subsidiaries, and foreign currency gains (losses). Interest income totaled $5.1 million for the nine months ended June 30, 1994, and resulted primarily from investments in marketable securities and time deposits. Equity income totaled $2.9 million for the nine months ended June 30, 1994, and resulted from the Company's 49% investment in its Taiwan sales and marketing subsidiary, and its 30% investment in its New Zealand subsidiary. Foreign currency exchange resulted in a $0.2 million loss and foreign currency translation resulted in a $0.1 million loss for the nine months ended June 30, 1994.

The provision for income taxes of $9.8 million for the period included $7.2 million of non-cash expense relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is currently being recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At June 30, 1994, the Company employed approximately 5,300 people in continuing operations. Restructuring actions resulted in significant personnel reductions.

Three months ended September 30, 1993 compared to three months ended September
------------------------------------------------------------------------------
30, 1992
--------

The Company reported operating income of $12.4 million for the three months ended September 30, 1993, compared to an operating loss of $23.2 million for the same period of the prior year. After recognition of a $329.3 million gain on debt discharge and a $193.6 million adjustment to increase historical cost of the assets and liabilities of the Company to fair value, in connection with the adoption of fresh-start reporting, the Company reported net income of $499.9 million compared to a net loss of $66.6 million for the same period of the prior year.

Total revenues for the three months ended September 30, 1993 were as expected. These revenues reflected fundamental changes in the Company's business and operational structure as contemplated by its new business plan. Revenues for the three months ended September 30, 1993 decreased $149.1 million, or 41.4% compared to the same period of the prior year. Net product sales decreased 53.1% while service and other revenues decreased by 34.3%, compared to the same period of the prior year.

EBITDA amounted to $24.8 million for the three months ended September 30, 1993 (prior to reorganization expenses, including restructuring items of $34.9 million, a fresh-start reporting adjustment of $193.6 million, and a gain on debt discharge of $329.3 million) and $7.5 million for the three months ended September 30, 1992 (prior to reorganization expenses, including restructuring items of $28.0 million). EBITDA was determined by excluding from net income: interest expense; interest income (interest income of $0.9 million and $1.3 million was reported in the caption Other income for the three months ended September 30, 1993 and 1992, respectively); income taxes; depreciation and amortization.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Product revenues in the United States decreased by 33.7% to $109.0 million, while non-U.S. revenues decreased by 47.9% to $101.9 million. Net product sales in the United States decreased by 42.2%, while outside of the U.S. there was a decline of 62.0%, compared to the same period of the prior year. Most of the decrease in product sales was due to reductions in the sales of personal computers, while the remainder was primarily due to lower VS revenues.
Revenues were negatively affected by intense competitive and technological pressures in the computer industry (particularly hardware sales), resulting in overcapacity and aggressive pricing. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and acceptance of lower priced products (such as personal computers) and a decrease in sales of traditionally higher-margin products based on proprietary technology. The decline in revenues was generally consistent throughout all geographic segments in which the Company operates.

Service and other revenues in the United States declined 28.5%, while outside of the U.S., there was a decline of 39.4%, compared to the same period of the prior year. Reduced service and other revenues occurred primarily due to reduced product sales, changes in product mix, competition from third-party service providers, increased product reliability, and decreased renewals of maintenance contracts on older installed equipment. Maintenance revenues accounted for the majority of the decrease in service and other revenues. The reduction in traditional service revenues was partially offset by new service offerings, including multi-vendor product support, local area network services, and cabling services.

Product gross margin increased to 37.4% from 27.4% in the comparable period of the prior year. The increase was due primarily to reduced manufacturing costs, resulting from actions taken to reduce manufacturing capacity.

Gross margin for service and other revenues was 40.8%, as compared to 46.6% for the comparable period of the prior year. The Company reclassified, effective with the quarter ended September 30, 1993, certain amounts to Cost of service and other which were previously included in Selling, general and administrative expenses. The result of this reclassification was to increase Cost of service and other by $13.5 million, compared with amounts originally reported for the three months ended September 30, 1993. Information was not available to make this reclassification for any periods prior to the three months ended September 30, 1993, and, accordingly, 1993 gross margin is not comparable to 1994 gross margin. This reclassification accounted for the majority of the decrease in gross margin from 1993 to 1994. Service gross margins were also adversely affected by revenue decreases and competitive conditions previously noted. Margin decreases were partially offset by non-recurring income of approximately $5 million from settlements resulting from license agreements for single in-line memory modules ("SIMMs") licensing agreements and restructuring-related actions to reduce personnel and facilities costs.

Research and development costs decreased by $13.9 million, or 58.2%, representing 4.7% and 6.6% of revenues for the periods ending September 30, 1993, and 1992, respectively. The decrease was expected as the Company focused development efforts primarily on software for open systems platforms including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, general, and administrative expenses decreased $79.3 million, or 56.3%, from the prior year comparable quarter. Due to the reclassification noted above, selling, general and administrative expenses for the three months ended September 30, 1993 are not comparable to the three months ended September 30, 1992. Selling, general and administrative expenses decreased due to implementation of restructuring programs that eliminated unnecessary or redundant programs, personnel, facilities costs, and other related expenses.

Interest expense decreased by $6.4 million to $1.2 million, an 84.2% decrease compared to the same period of the prior year. This decrease was primarily due to the elimination of interest on unsecured pre-Chapter 11 debt obligations. Interest expense would have been $5.7 million higher for the three months ended September 30, 1993, if the Company had continued to accrue interest on unsecured pre-Chapter 11 debt obligations. Other income included, primarily, interest and other income, foreign currency gains (losses), and income from minority shareholder interests. Interest income totaled $0.9 million and $1.3 million for the three months ended September 30, 1993, and 1992, respectively. Interest income resulted primarily from investments in marketable securities and time deposits. Minority interest totaled $0.6 million for the three months ended September 30, 1992. There was no income from interest in minority shareholders for the three months ended September 30, 1993, as a result of the sale of the Company's remaining 70% interest in its Taiwan manufacturing subsidiary in March 1993. Foreign currency exchange resulted in a $0.3 million gain and a $3.7 million loss for the three months ended September 30, 1993, and 1992, respectively. Foreign currency translation was minimal in both periods.

The provision for income taxes principally related to income from non-U.S. operations. Taxes arose from earnings in certain foreign subsidiary countries that could not be offset by tax benefits in the foreign subsidiaries with losses, and certain other taxes that applied regardless of earnings levels.

Reorganization expenses of $34.9 million for the three months ended September 30, 1993, consisted primarily of $10.9 million of incurred professional fees, a fresh-start adjustment of $18.8 million to accrue for amounts expected to be paid through the completion of all Chapter 11-related matters and $8.2 million of restructuring charges to increase accruals to the amounts necessary to complete additional restructuring measures primarily at locations outside of the U.S. Reorganization expenses totaling $28.0 million for the comparable quarter of the prior year consisted primarily of professional fees and a $19.5 million foreign exchange loss relating to the exposed portion of the Company's pre-petition Swiss franc-denominated bonds, which was due to the strengthening of the Swiss franc against the U.S. dollar in the first quarter. Restructuring initiatives in 1993 and 1994 resulted in annual savings of approximately $160 million for the twelve months ended June 30, 1994. The reduction in employees from 11,285 at September 30, 1992 to 6,405 at September 30, 1993 was primarily attributable to the restructuring initiatives.

The gain on debt discharge of $329.3 million and the fresh-start reporting adjustment of $193.6 million for the three months ended September 30, 1993, were the result of recording the effects of the Reorganization Plan (see Note J, Fresh-Start Reporting, Reorganization and Restructuring Expenses).

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Year ended June 30, 1993
------------------------

The Company reported revenues of $1,247 million and a net loss from continuing operations, including restructuring and reorganization charges, of $197.2 million for the year ended June 30, 1993. Continuing operations included restructuring and reorganization charges of $127.3 million, which included $117.4 million of restructuring charges, reduced by a $25.2 million gain on the sale of non-strategic assets sold in connection with restructuring initiatives.

EBITDA amounted to $28.9 million for the year ended June 30, 1993. EBITDA was determined by excluding from net income: reorganization expenses; interest expense; interest income (interest income of $5.5 million was reported in the caption Other income); depreciation and amortization.

Product revenue, which totaled $439.6 million for the year ended June 30, 1993, declined as expected due to lower VS proprietary product revenues and personal computers. Revenues were negatively affected by intense competitive and technological pressures in the computer industry (particularly hardware sales), resulting in overcapacity and aggressive pricing. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and acceptance of lower-priced products (such as personal computers)and a decrease in sales of traditionally higher-margin products based on proprietary platforms.

Service and other revenues totaled $807.4 million for the year ended June 30, 1993. Reductions in service and other revenues continued, primarily due to reduced product sales, changes in product mix, competition from third-party service providers, increased product reliability, and decreased renewals of maintenance contracts on older installed equipment. The reduction in traditional service revenues was partially offset by new service offerings, including local area network and cabling services.

Product gross margin was 22.8% for the year. Product gross margin was significantly affected by lower volumes, resulting in unfavorable manufacturing variances. To a lesser extent, product gross margin was affected by a less favorable product mix and competitive pressures resulting in reduced selling prices, partially offset by reductions in manufacturing spending and lower material costs.

Gross margin for service and other revenues was 45.0% for the year. Service gross margin was adversely affected by the revenue decreases and competitive conditions previously noted, partially offset by personnel and facilities cost reductions.

Research and development costs totaled $72.2 million, or 5.8%, of revenues for the year. The Company's development efforts became more narrowly focused on developing software for open systems platforms, including IBM, Hewlett-Packard, Sun Microsystems, Microsoft, and Novell, along with continuing to support its proprietary VS products.

Selling, general and administrative expenses totaled $452.3 million, or 36.3%, of revenues for the year. Selling, general and administrative expenses continued to decline, primarily due to the implementation of a series of restructuring programs which began in 1989. These actions included workforce

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

reductions, realignment of sales and service organizations, consolidation of certain operating facilities, and the discontinuation of operations not considered part of the Company's strategic direction.

Interest expense totaled $15.0 million for the year ended June 30, 1993, and was primarily due to pre-Chapter 11 debt obligations. Interest expense would have been $22.0 million higher if the Company had continued to accrue interest on unsecured pre-Chapter 11 debt obligations. Other income included, primarily, interest and other income, foreign currency gains (losses), and income from minority shareholder interests. Interest income totaled $5.5 million, resulting primarily from investments in marketable securities and time deposits. Income from minority shareholder interest totaled $0.9 million. Foreign currency exchange resulted in a $2.1 million gain and foreign currency translation resulted in a $2.3 million loss. Reorganization expenses of $127.3 million included $117.4 million of restructuring, reduced by $25.2 million of gains on the sale of non-strategic assets, and $15.4 million of professional fees. Restructuring charges related to the implementation of the Reorganization Plan. The restructuring provision totaling $117.4 million included $80.0 million for asset write-downs, $20.9 million for workforce reductions, $8.3 million for the disposal of certain sales and manufacturing subsidiaries, $3.1 million for abandonment of facilities, and $5.1 million for various other restructuring actions. These restructuring charges were required to further reduce the worldwide sales, manufacturing, finance and administration, and research and development workforce by approximately 6,000. These workforce reductions resulted in significantly reduced requirements for real estate and other facilities and in related write-downs in depreciable assets.

At June 30, 1993, the Company employed approximately 6,900 people in continuing operations.

Liquidity and Sources of Capital
--------------------------------

On April 12, 1995, the Company announced a broad multi-year technical, service and marketing alliance with Microsoft Corporation, designed to bring improved imaging and workflow management capabilities to all Microsoft Windows users.
As part of the agreement, Microsoft invested $84.0 million in the Company through the purchase of $90.0 million face amount of 4 1/2% Series A Cumulative Convertible Preferred Stock, redeemable in 2003 (see Note D, Financing Arrangements).

Cash and cash equivalents decreased $8.1 million to $181.3 million from June 30, 1994 to June 30, 1995, primarily due to $107.3 million of cash used for the Bull acquisition, which was partially offset by the $84.0 million generated from the Microsoft agreement.

Cash provided by operations before reorganization items of $88.8 million for the year ended June 30, 1995 was reduced by cash used for reorganization-related items of $57.8 million, resulting in net cash provided by operations of $31.0 million. Lower levels of receivables and inventories generated $61.4 million of cash. Lower accounts payable and other current liabilities resulted in reductions of $40.1 million.

Net cash used in investing activities totaled $130.1 million for the year ended June 30, 1995 and related primarily to $107.3 million of cash paid for the Bull acquisition, consisting of $110.0 million purchase price and $5.2 million of transaction costs, net of $7.9 million of cash acquired (see Note B, Business Acquisition and Integration-Related Costs and Other Charges).

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Investments in depreciable assets totaled $34.9 million. Proceeds from the sale of assets included $13.4 million received from the sale of the Company's remaining 49% interest in WICL, Inc., the Company's Taiwan sales and marketing subsidiary and $8.2 million from the sale of the Company's facility in Rydalmere, Australia.

Net cash provided by financing activities of $85.5 million for the year ended June 30, 1995 was comprised principally of the proceeds of $84.0 million for the issuance of the 4 1/2% Series A Cumulative Convertible Preferred Stock to Microsoft. Through January 30, 1995, the Company had a financing facility with Congress that provided for borrowings and letters of credit limited to $30.0 million in the aggregate, with letters of credit outstanding being limited to a maximum of $25.0 million. As of January 30, 1995, the Congress facility was replaced by the BT Commercial Corporation ("BTCC") facility, which the Company entered into as a result of the Bull acquisition. The Company initially borrowed $72.8 million under the facility as a result of the acquisition (see Note B, Business Acquisition and Integration-Related Costs and Other Charges and Note D, Financing Arrangements). As of June 30, 1995, letters of credit aggregating $9.2 million were outstanding under the BTCC facility. No borrowings were outstanding under the BTCC facility as of June 30, 1995.

Cash balances of the parent company decreased to $87.9 million from $97.2 million during fiscal 1995, primarily due to $107.3 million paid in connection with the Bull acquisition; this was partially offset by the $84.0 million proceeds from the Microsoft agreement. At June 30, 1995, in addition to the cash balance on hand, the parent company had available to it the unused portions of the BTCC financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $125.0 million, depending upon availability under the borrowing base. As of June 30, 1995, $76.8 million was available to the Company. Subsidiaries of the Company had cash balances as of June 30, 1995 totaling approximately $93.4 million. Excess funds in certain subsidiaries could be available to the parent company, either in the form of dividends or loans.

In addition to normal operating activities, expected cash requirements of the parent company over the next twelve months include approximately $13 million for integration-related costs and other charges (see Note B, Business Acquisition and Integration-Related Costs and Other Charges) and previously recorded restructuring and reorganization-related items, and up to approximately $4 million of additional costs for acquisition-related relocation, personnel, systems integration, and other related charges. Non-parent requirements over the next twelve months for integration-related costs and other charges and previously recorded restructuring and reorganization-related items are expected to total approximately $39 million. Non-parent requirements over the next twelve months for acquisition-related relocations, personnel, systems integration and other related charges are expected to total approximately $1 million. Non-parent requirements for repayment of mortgages and borrowings are expected to approximate $3 million.

Dividend requirements of the Company's outstanding 11% Exchangeable Preferred Stock can be satisfied in either cash or payment-in-kind, at the option of the Company through September 30, 1996. Payment of cash dividends on the 4 1/2% Series A Cumulative Convertible Preferred Stock is currently prohibited by the terms of the 11% Exchangeable Preferred Stock and the BTCC financing agreement.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility will be

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

sufficient to meet the parent company's and its subsidiaries' cash requirements from operations for the next twelve months and to complete the planned integration-related and restructuring efforts. As part of furthering its business strategy, the Company continues to explore the acquisition of or the opportunity for strategic relationships with other businesses. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt.

                                                                       EXHIBIT C


REPORT OF INDEPENDENT AUDITORS



Board of Directors
Wang Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Wang Laboratories, Inc. and subsidiaries ("the Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993, and the year ended June 30, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note J to the consolidated financial statements, the Company's reorganization plan was confirmed by the United States Bankruptcy Court on September 21, 1993 and became effective on September 30, 1993. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using "Fresh-Start Reporting." Accordingly, all consolidated financial statements prior to September 30, 1993, are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wang Laboratories, Inc. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993, and the year ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              Ernst & Young LLP


Boston, Massachusetts
July 26, 1995

Wang Laboratories, Inc. and Subsidiaries
Consolidated Statement of Operations

(Dollars in millions except per share data)

                                          Reorganized Company            Predecessor Company
                                  ------------------------------   ---------------------------------
                                        Year       Nine Months        Three Months        Year
                                       Ended          Ended               Ended           Ended
                                  June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------
Revenues                                                          |
  Product sales                      $  365.0        $  239.1     |      $   64.1        $  439.6
  Service and other                     581.3           405.3     |         146.8           807.4
                                     --------        --------     |      --------        --------
    Total revenues                      946.3           644.4     |         210.9         1,247.0
                                                                  |
Costs and expenses                                                |
  Cost of product sales                 254.3           147.7     |          40.1           339.2
  Cost of service and other             401.8           260.1     |          86.9           440.4
  Research and development               31.1            29.7     |          10.0            72.2
  Selling, general and administrative   225.9           174.6     |          61.5           452.3
  Amortization of intangibles -                                   |
    fresh-start and Bull                 32.0            20.7     |            --              --
  Integration-related costs and                                   |
    other charges                        64.2              --     |            --              --
                                     --------        --------     |      --------        --------
    Total costs and expenses          1,009.3           632.8     |         198.5         1,304.1
                                      -------        --------     |      --------        --------
Operating income (loss)                 (63.0)           11.6     |          12.4           (57.1)
                                                                  |
Other (income) expense                                            |
  Interest expense                        3.7             3.5     |           1.2            15.0
  Other income - net                    (12.7)          (12.3)    |          (1.1)           (2.2)
                                     --------        --------     |      --------        --------
    Total other (income) expense         (9.0)           (8.8)    |           0.1            12.8
                                     --------        --------     |      --------        --------
                                                                  |
INCOME (LOSS) FROM CONTINUING                                     |
  OPERATIONS BEFORE REORGANIZATION                                |
  EXPENSES, INCOME TAXES, FRESH-                                  |
  START REPORTING ADJUSTMENT,                                     |
  AND EXTRAORDINARY ITEM                (54.0)           20.4     |          12.3           (69.9)
Reorganization expenses, including                                |
  restructuring items                      --              --     |          34.9           127.3
                                     --------        --------     |      --------        --------
                                                                  |
INCOME (LOSS) FROM CONTINUING                                     |
  OPERATIONS BEFORE INCOME TAXES,                                 |
  FRESH-START REPORTING ADJUSTMENT,                               |
  AND EXTRAORDINARY ITEM                (54.0)           20.4     |         (22.6)         (197.2)
Provision for income taxes                3.6             9.8     |           0.4              --
                                     --------        --------     |      --------        --------
                                                                  |
INCOME (LOSS) FROM CONTINUING                                     |
                                                                  |
  OPERATIONS BEFORE FRESH-START                                   |
  REPORTING ADJUSTMENT AND                                        |
  EXTRAORDINARY ITEM                    (57.6)           10.6     |         (23.0)         (197.2)

                           (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries
Consolidated Statement of Operations - (Continued)

(Dollars in millions except per share data)

                                          Reorganized Company            Predecessor Company
                                  ------------------------------   ---------------------------------
                                        Year       Nine Months        Three Months        Year
                                       Ended          Ended               Ended           Ended
                                  June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------
Fresh-start reporting adjustment         --             --       |        193.6               --
Gain on debt discharge                   --             --       |        329.3               --
                                     ------          -----       |       ------          -------
                                                                 |
NET INCOME (LOSS)                     (57.6)          10.6       |        499.9           (197.2)
Dividends and accretion on                                       |
  preferred stock                      (8.7)          (4.2)      |           --               --
                                     ------          -----       |       ------          -------
                                                                 |
NET INCOME (LOSS) APPLICABLE TO                                  |
  COMMON STOCKHOLDERS                $(66.3)         $ 6.4       |       $499.9          $(197.2)
                                     ------          -----       |       ------          -------
                                                                 |
NET INCOME (LOSS) PER SHARE          $(2.02)         $0.20       |          *                *
                                     ======          =====       |       ======          =======

* Per share data are not presented for periods prior to September 30, 1993, the Confirmation Date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the Company.

See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)                   June 30,          1995            1994
------------------------------------------------------------------------------
Assets
Current assets
   Cash and equivalents                                 $181.3          $189.4
   Accounts receivable, net                              182.4           128.5
   Inventories                                            24.4            27.6
   Other current assets                                   37.2            37.3
                                                        ------          ------
     Total current assets                                425.3           382.8

Depreciable assets, net                                  134.0            79.6
Intangible assets, net                                   274.0           197.6
Other                                                     25.7            26.0
                                                        ------          ------
     Total assets                                       $859.0          $686.0
                                                        ======          ======

Liabilities and stockholders' equity
Current liabilities
   Borrowings due within one year                       $  3.0          $  3.6
   Accounts payable, accrued expenses and other          275.0           213.6
   Income taxes                                           10.1            12.7
   Deferred service revenue                               93.1            58.2
                                                        ------          ------
     Total current liabilities                           381.2           288.1

Long-term liabilities
   Debt                                                   22.8             2.0
   Restructuring                                           9.0            19.6
   Other liabilities                                      80.5            58.9
                                                        ------          ------
     Total long-term liabilities                         112.3            80.5

Preferred stock                                          145.9            53.2

Stockholders' equity
   Common stock, 100,000,000 shares
     authorized; outstanding shares:
     33,907,759 at June 30, 1995 and
     31,979,766 at June 30, 1994                           0.3             0.3
   Capital in excess of par value                        280.8           255.6
   Cumulative translation adjustment                      (0.5)            3.0
   Retained earnings (deficit)                           (61.0)            5.3
                                                        ------          ------
     Total stockholders' equity                          219.6           264.2
                                                        ------          ------
     Total liabilities and stockholders'
     equity                                             $859.0          $686.0
                                                        ======          ======

            See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

(Dollars in millions)
                                                    Reorganized Company              Predecessor Company
                                              ------------------------------   ---------------------------------
                                                   Year         Nine Months      Three Months         Year
                                                  Ended           Ended             Ended             Ended
                                              June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                        |
  Net income (loss)                             $ (57.6)        $ 10.6      |        $ 499.9         $(197.2)
  Depreciation                                     42.8           27.7      |           11.6            83.3
  Amortization                                     37.5           22.4      |            0.8             6.0
  Gain on asset sales                              (1.6)            --      |             --           (25.2)
  Non-cash provision for income taxes               3.4            7.2      |             --              --
  Provision for integration-related                                         |
    costs and other charges                        64.2             --      |             --              --
  Payments of integration-related                                           |
    and other charges                             (20.3)            --      |             --              --
                                                                            |
  Fresh-start reporting adjustment                   --             --      |         (193.6)             --
  Extraordinary gain on debt discharge               --             --      |         (329.3)             --
  Reorganization provisions                          --             --      |           30.1           117.4
  Foreign exchange adjustment                        --             --      |           (7.4)             --
  Write-off of other assets                          --             --      |             --             4.0
                                                                            |
Changes in other accounts affecting                                         |
  operations                                                                |
    Accounts receivable                            49.5           15.8      |           13.5           144.1
    Inventories                                    11.9            8.5      |            8.3            42.9
    Other current assets                           (0.5)          15.1      |            4.8            10.5
    Accounts payable and other current                                      |
      liabilities                                 (40.1)           0.6      |           (4.4)          (30.8)
    Other                                          (0.4)           9.2      |            0.5             6.3
                                                -------         ------      |        -------         -------
Net changes in other accounts effecting                                     |
  operations                                       20.4           49.2      |           22.7           173.0
                                                -------         ------      |        -------         -------
Net cash provided by operations                                             |
  before reorganization items                      88.8          117.1      |           34.8           161.3
Restructuring payments and reorganization-                                  |
  related claims and fees                         (57.8)         (83.4)     |          (25.7)         (130.3)
                                                -------         ------      |        -------         -------
Net cash provided by operations                    31.0           33.7      |            9.1            31.0
                                                -------         ------      |        -------         -------
INVESTING ACTIVITIES                                                        |
  Investment in depreciable assets                (34.9)         (15.1)     |          (4.6)          (22.6)
  Investment in capitalized software               (5.9)          (2.6)     |          (1.3)           (2.6)
  Proceeds from asset sales                        26.4           11.2      |            4.7              --
  Business acquisition, net of cash                                         |
    acquired - Bull                              (107.3)            --      |             --              --
  Other business acquisitions                      (2.3)          (3.4)     |             --              --
  Other                                            (6.1)          (5.4)     |            0.3            (1.1)
                                                -------         ------      |        -------         -------
  Net cash used in investing activities          (130.1)         (15.3)     |           (0.9)          (26.3)
                                                -------         ------      |        -------         -------

                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries Consolidated Statement of Cash Flows -
(Continued)

(Dollars in millions)
                                                    Reorganized Company              Predecessor Company
                                              ------------------------------   ---------------------------------
                                                   Year         Nine Months      Three Months         Year
                                                  Ended           Ended             Ended             Ended
                                              June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES                                                         |
  Proceeds from long-term debt                  $   1.1         $   --       |       $   2.0         $    --
  Payments of long-term debt                       (1.8)          (2.8)      |          (1.6)           (7.3)
  Net increase (decrease) in short-term                                      |
    borrowings                                     (0.1)           1.7       |         (30.7)          (41.1)
  Proceeds from sale of preferred stock            84.0           49.0       |            --              --
  Proceeds from sale of 1.5 million shares                                   |
    of common stock                                  --           11.0       |            --              --
  Other                                             2.3             --       |            --            (0.1)
                                                -------         ------       |       -------         -------
  Net cash provided by (used in)                                             |
    financing activities                           85.5           58.9       |         (30.3)          (48.5)
                                                -------         ------       |       -------         -------
 Effect of changes in foreign exchange rates        5.5            2.8       |          (3.7)           (5.4)
                                                -------         ------       |       -------         -------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (8.1)          80.1       |         (25.8)          (49.2)
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      189.4          109.3       |         135.1           184.3
                                                -------         ------       |       -------         -------
 CASH AND EQUIVALENTS AT END OF PERIOD          $ 181.3         $189.4       |       $ 109.3         $ 135.1
                                                =======         ======       |       =======         =======


              See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
                                                                                          Retained
                                 New   Class B Class C Capital in       Cumulative        Earnings
                               Common  Common  Common  Excess of       Translation      (Accumulated
(Dollars in millions)           Stock   Stock   Stock  Par Value        Adjustment        Deficit)       Total
----------------------------------------------------------------------------------------------------------------
Balance June 30, 1992           $  --   $ 81.5  $ 2.9   $ 977.5         $(67.6)         $(1,280.7)      $(286.4)

Net loss                                                                                   (197.2)       (197.2)
Repurchase of common stock
  (210,552 Class B shares)                (0.5)                                                            (0.5)
Currency translation                                                     (16.8)                           (16.8)
Other                                                                                        (0.5)         (0.5)
                                -----   ------  -----   -------         ------          ---------       -------
Balance June 30, 1993              --     81.0    2.9     977.5          (84.4)          (1,478.4)       (501.4)

Net income                                                                                  499.9         499.9
Stock plans                                                 0.2                                             0.2
Repurchase of common stock
  (40,626 Class B shares)                 (0.2)                                                            (0.2)
Currency translation                                                       1.4                              1.4
Fresh-start reporting
  adjustments                            (80.8)  (2.9)   (977.7)          83.0              978.4            --
Issuance of new common stock
  (30,316,500 shares)             0.3                     243.6                                           243.9
Other                                                                                         0.1           0.1
                                -----   ------  -----   -------         ------          ---------       -------
Balance September 30, 1993 -
  Reorganized Company             0.3       --     --     243.6             --                 --         243.9

Net income                                                                                   10.6          10.6
Stock issued in private
  financing (1,500,000 shares)                             10.8                                            10.8
Stock grants (163,266 shares)                               1.2                                             1.2
Accretion and preferred stock
  dividends                                                                                  (4.2)         (4.2)
Currency translation                                                       3.0                              3.0
Other                                                                                        (1.1)         (1.1)
                                -----   ------  -----   -------         ------          ---------       -------
Balance June 30, 1994             0.3       --     --     255.6            3.0                5.3         264.2

Net loss                                                                                    (57.6)        (57.6)
Stock issued in business
  acquisition (1,650,000
  shares)                                                  22.9                                            22.9
Stock plans                                                 2.3                                             2.3
Accretion and preferred stock
  dividends                                                                                  (8.7)         (8.7)
Currency translation                                                      (3.5)                            (3.5)
                                -----   ------  -----   -------         ------          ---------       -------
Balance June 30, 1995           $ 0.3   $   --  $  --   $ 280.8         $ (0.5)         $   (61.0)      $ 219.6
                                =====   ======  =====   =======         ======          =========       =======

              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: On August 18, 1992, Wang Laboratories, Inc. the Company's predecessor Massachusetts corporation (the "Predecessor Company"), filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On September 30, 1993 (the "Confirmation Date"), a formal confirmation order by the U.S. Bankruptcy Court for the District of Massachusetts with respect to the Company's plan of reorganization (the "Reorganization Plan") became effective. At that time, the Company effectively emerged from bankruptcy and its debtor-in-possession status, subject only to compliance with the terms of the Reorganization Plan (see Note J, Fresh-Start Reporting, Reorganization and Restructuring Expenses).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in affiliated companies, owned more than 20% but not in excess of 50%, are recorded on the equity method.

CASH AND EQUIVALENTS: Cash and equivalents include time deposits, certificates of deposit, and repurchase agreements with original maturities of three months
or less.  Also included is restricted   cash, totaling $14.4 million and $20.0
million at June 30, 1995 and 1994, respectively. Restrictions relate primarily to financing arrangements and statutory reserves for the Company's insurance subsidiaries. All of the Company's investments are classified as available-for-sale and are carried at fair value with realized gains and losses included in the determination of income. Management determines the approximate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

CURRENCY TRANSLATION: For most non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at the average exchange rates for the year. Translation adjustments are reported in a separate component of stockholders' equity, which also includes exchange gains and losses on loans designated as hedges of non-U.S. net investments and on certain intercompany balances of a long-term investment nature.

For those non-U.S. subsidiaries operating in U.S. dollars or in a highly inflationary economy, net nonmonetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of income.

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base. In addition, trade receivables included $53.5 million and $23.5 million at June 30, 1995, and 1994, respectively, due from the U.S. government.

FORWARD EXCHANGE CONTRACTS: The Company enters into forward exchange contracts as a hedge against certain intercompany balances denominated in foreign currency. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Market value gains and losses are included in income as incurred

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

and offset gains and losses on foreign currency assets or liabilities that are hedged.

INVENTORIES: Inventories are stated at the lower of first-in, first-out cost or market.

CAPITALIZED SOFTWARE COSTS: Certain costs of internally developed software to be sold, leased, or otherwise marketed are capitalized upon reaching technological feasibility and amortized over the economic useful life of the software product, which is generally three to seven years. Unamortized capitalized software costs were $31.1 million and $33.2 million at June 30, 1995 and 1994, respectively. The June 30, 1995 and 1994 amounts include $24.7 and $29.5 million, respectively, of capitalized software recorded as part of fresh-start reporting. Amortization of capitalized software totaled $2.2 million and $1.6 million for the year ended June 30, 1995 and the nine months ended June 30, 1994, respectively.

INTANGIBLE ASSETS: Intangible assets, including those identified as a result of fresh-start reporting and purchase accounting, and the related depreciable lives are as follows:

Trademarks and patents                  15 years
Computer software                      3-7 years
Installed base - service               5-8 years
License agreements                     3-5 years
Assembled workforce                     10 years
Goodwill                                15 years
Reorganization value in excess of
  amounts allocated to identifiable
  intangible assets                     15 years

Trademarks and patents include legal costs related to successfully defending certain patents, and expenditures to maintain licenses and register new patents. The capitalized costs of patent defense are charged to expense in the period in which the patent defense is determined to be unsuccessful or the capitalized amount has no future value.

The Company evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated fair value and is charged to expense in the period identified.

DEPRECIABLE ASSETS: Property, plant, and equipment, and spare parts and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by use of the straight-line method.

As a result of the confirmation of its Reorganization Plan, the Company adopted fresh-start reporting and, consequently, all depreciable assets were restated to fair value. Accordingly, as of September 30, 1993, all accumulated depreciation balances were eliminated.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

Depreciable lives are summarized as follows:

Buildings and improvements                   5 - 40 years
Machinery and equipment                      3 - 10 years
Spare parts and rental equipment             3 -  5 years

REVENUE RECOGNITION: Hardware revenues are recognized at time of shipment, provided collection is probable and there are no significant post-contract support obligations. Software revenues are generally recognized upon delivery, provided that collection is probable and no significant post-contract support obligations exist. If significant post-contract support obligations exist, then revenue is recognized over the period of such support arrangements. Revenues from services are recognized ratably over the contract period or as services are performed. Revenues from royalty agreements are recognized as earned over the contract term. Deferred revenue is recorded to the extent that billings exceed revenue recognized under service contracts and contracts recorded under the percentage-of-completion method.

INCOME TAXES: The Predecessor Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") during the three months ended September 30, 1993. SFAS No. 109 requires a change to the liability method of computing deferred taxes. Under this method, deferred taxes are computed based on the differences between the bases of assets and liabilities for tax purposes, and their corresponding bases for financial reporting purposes. Deferred tax assets, net of appropriate valuation reserves, may be recorded. The Predecessor Company elected to adopt SFAS No. 109 prospectively in 1994, and, as a result, prior periods have not been restated. The cumulative effect of this change in accounting was not material to the reported results of operations.

Under fresh-start reporting and SFAS No. 109, the tax benefits of net operating loss carryforwards, net deductible temporary differences, and tax credit carryforwards that survive the reorganization will be recognized when realized in future years as a reduction of intangible assets until eliminated. Thereafter, these benefits will be recorded as a direct credit to capital in excess of par value.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since it intends to permanently reinvest these earnings in the growth of the business outside of the United States.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common shares, including those yet to be distributed by the Disbursing
Agent appointed under the Company's Reorganization Plan, and the effect, when dilutive, of stock options and warrants. Weighted average shares and common share equivalents totaled 32,765,919 and 32,680,250 for the year ended June 30, 1995, and nine months ended June 30, 1994, respectively. Net income for purposes of calculating earnings per share has been reduced by cumulative dividends and accretion totaling $8.7 million and $4.2 million for the year ended June 30, 1995, and the nine months ended June 30, 1994, respectively, related to the Company's Preferred Stock.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

POSTRETIREMENT BENEFITS: The Wang Retirement Savings Plan provides that the Company will make a basic annual contribution equal to 2%, 3%, or 4% of an employee's pay, based on length of service, with an additional transition contribution of 1% or 2% for employees who were 55 or older as of June 30, 1992. In addition, the Company will match employees' voluntary contributions to the plan in an amount equal to 50% of the first 4% of an employee's pay contributed to the plan. The Company may make an additional contribution based on its operating income as a percentage of revenue each year. This additional contribution is a percentage of the basic contribution that the Company makes, and ranges from 15% of the basic contribution for operating income that is 4% of revenue, to 100% of the basic contribution for operating income that is 9% or more of revenue. No additional contribution was made by the Company for the year ended June 30, 1995.

Non-U.S. employees are covered by defined contribution and/or defined benefit pension plans in several countries, in accordance with applicable government regulations and local practices.

Certain postretirement health care and life insurance benefits are provided for current U.S. and non-U.S. retirees and employees (see Note G, Postretirement Benefits).

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--BUSINESS ACQUISITION AND INTEGRATION-RELATED COSTS AND
OTHER CHARGES

BUSINESS ACQUISITION: On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems Inc. its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. In consideration for these businesses, the Company paid Bull $110.0 million in cash, delivered a promissory note in the principal amount of $27.2 million, subject to post-closing adjustments, and issued to Bull 1,650,000 shares of Wang Common Stock with a fair market value at the time of issuance of $22.9 million. The promissory note matures on January 31, 1997, and bears interest at 8.75% through January 31, 1996, and at Banker's Trust Company prime rate plus 1% thereafter. For financial statement purposes, the promissory note has been reduced by $5.6 million to reflect a reduced net asset value based upon the financial statements submitted by Bull management and an agreed-upon adjustment.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values.
The excess of the purchase price over the fair value of the net assets acquired of $106.0 million has been recorded based on these preliminary purchase price allocations.

A summary of the acquisition follows (in millions):

     Cash                                                       $110.0
     Note to Bull HN                                              21.6
     Company common stock (1,650,000 shares)                      22.9
                                                                ------
     Total consideration                                         154.5

     Estimated fair value of net tangible assets acquired         48.5
                                                                ------
     Excess of purchase price over net tangible
       assets acquired                                          $106.0
                                                                ======

The excess of purchase price over net assets acquired of $106.0 million has been allocated to specific intangible asset categories as follows (in millions):

       Software licenses          $ 24.9
       Installed base - service     56.5
       Assembled workforce          11.7
       Goodwill                     12.9
                                  ------
                                  $106.0
                                  ======

The value attributable to the acquired assets was allocated in conformity with the procedures specified by APB 16. Current assets and liabilities have been recorded at book value, which approximates fair value.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

All long-term liabilities, including liabilities established for over-market and excess space leases totaling approximately $28 million, are stated at the present value of amounts to be paid, determined at appropriate current interest rates. Discount rates of approximately 8.0% to 12.0% were used to determine present value. Software licenses and the installed base were valued using an income approach. This approach discounts an estimate of the total monetary benefits expected to accrue, to its present worth, adjusted for the Company's effective tax rate. The discount rate of 20.0% used in this determination considers the degree of risk associated with the realization of the projected monetary benefits. The value of the assembled workforce was established based on replacement cost. The excess of purchase price over the fair value of the assets acquired not attributable to specific tangible or identifiable intangible assets of the Company has been reported as Goodwill. Total consideration is based upon financial statements submitted to the Company by Bull management.
The amount of the total consideration is subject to a contractually agreed-upon objection procedure through which the Company may challenge the net asset value of the acquired assets. The Company has challenged the net asset value of the acquired assets and intends to employ the contractually agreed-upon objection procedure.

The following pro forma results of operations have been prepared as though the Bull acquisition had occurred as of the beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the dates indicated, nor of future results of operations of the Company (in millions, except per share data).

                              Twelve Months  Nine Months
                                  Ended         Ended
                                June 30,       June 30,
                                  1995           1994
                              -------------  -----------
  Revenues                      $1,209.7       $ 975.8

  Net loss                      $  (49.1)      $  (0.3)
  Net loss applicable
    to common shareholders      $  (57.8)      $  (4.5)

  Per share amounts:
  Net loss                      $  (1.52)      $  (.01)
  Net loss applicable
    to common shareholders      $  (1.70)      $  (.13)

Pro forma results of operations are not presented for the three months ended September 30, 1993, the Confirmation Date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the implementation of fresh-start reporting and the revised capital structure of the Company.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

INTEGRATION-RELATED COSTS AND OTHER CHARGES: On March 29, 1995, the
Company's Board of Directors approved a plan to proceed with integration and consolidation initiatives principally related to the Bull acquisition.
Integration-related costs and other charges were recorded as of March 31, 1995, and consisted of the following (in millions):

       Facilities                  $ 3.1
       Depreciable assets           12.4
       Workforce-related            43.4
       Other                         5.3
                                   -----
         Total                     $64.2
                                   =====

The formal plan was recorded as of March 31, 1995, based upon the best information available at the time. The facilities-related reserves for the Company's excess sales and service and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets including information systems, leasehold improvements and other productive assets no longer required. As a result of the acquisition, certain technical support, customer service, distribution, research and development, and administrative functions are being combined and reduced. During fiscal 1995, the Company released approximately 1,000 employees. During the first quarter of fiscal 1996, the Company plans to release approximately 300 employees. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.

The activity related to these charges during 1995 is summarized in the following table (in millions):

                                      Purchase
                      Charged to   Accounting and   Charges    Balance
                      Operations       Other        Utilized   June 30,
                       in 1995      Adjustments     in 1995     1995
                      -------------------------------------------------
Facilities              $ 3.1         $ 5.5         $ (3.4)     $ 5.2
Depreciable assets       12.4           7.5          (11.1)       8.8
Workforce-related        43.4           3.6           (9.6)      37.4
Other                     5.3           4.0           (5.5)       3.8
                        -----         -----         ------      -----
                        $64.2         $20.6         $(29.6)     $55.2
                        =====         =====         ======      =====

The June 30, 1995 balance of integration reserves is classified as follows (in millions):

    Depreciable assets          $ 8.8
    Accounts payable, accrued
      expenses and other         41.8
    Non-current liabilities       4.6
                                -----
                                $55.2
                                =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

Cash outlays to complete the Company's integration initiatives are estimated to approximate $37 million in fiscal 1996 and $5 million thereafter.
Workforce-related actions will be complete by March 31, 1996, although under certain circumstances, the actual payment of termination costs may extend beyond that date.

In fiscal year 1996 the Company estimates it will incur up to approximately $5 million of additional costs for acquisition-related relocation, personnel, systems integration, and other related charges.

NOTE C--OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow
(in millions):

June 30,                                       1995        1994
---------------------------------------------------------------
Accounts receivable                          $193.1     $ 132.9
  Less allowances                              10.7         4.4
                                             ------     -------
                                             $182.4     $ 128.5
                                             ======     =======

Inventories
  Finished products                          $ 14.5     $  17.5
  Raw materials and work-in-process             8.7         6.5
  Service parts and supplies                    1.2         3.6
                                             ------     -------
                                             $ 24.4     $  27.6
                                             ======     =======

Other current assets
  Prepaid expenses                           $ 18.7     $  17.6
  Receivables related to called
    letters of credit                            --         1.2
  Advances to suppliers                         1.0         1.0
  Lease receivables                              --         2.2
  Other receivables                             9.5         6.2
  Other                                         8.0         9.1
                                             ------     -------
                                             $ 37.2     $  37.3
                                             ======     =======

Depreciable assets
  Land                                       $  7.1     $  10.2
  Buildings and improvements                   22.5        18.9
  Machinery and equipment                      52.0        36.3
  Spare parts and rental equipment            113.3        39.9
                                             ------     -------
                                              194.9       105.3
  Less accumulated depreciation                60.9        25.7
                                             ------     -------
                                             $134.0     $  79.6
                                             ======     =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C (Continued)

June 30,                                        1995    1994
------------------------------------------------------------
Intangible assets
  Trademarks and patents                     $  21.3 $  18.9
  Computer software                             42.2    37.8
  Installed base - service                     123.5    67.0
  License agreements                            29.9     5.0
  Assembled workforce                           11.7      --
  Goodwill                                      12.8     2.9
  Reorganization value in excess of
    amounts allocated to identifiable
    intangible assets                           86.6    83.9

  Other                                          6.1     4.5
                                             ------- -------
                                               334.1   220.0
  Less accumulated amortization                 60.1    22.4
                                             ------- -------
                                             $ 274.0 $ 197.6
                                             ======= =======

Accounts payable, accrued expenses
  and other
  Accounts payable                           $  62.2 $  48.9
  Accrued expenses                              91.8    57.4
  Compensation and benefits                     50.1    36.1
  Accrued restructuring and integration-
    related charges                             56.6    50.4
  Accrued reorganization expenses                3.2     5.7
  Chapter 11 claims to be settled
    in cash                                      1.6     4.7
  Other                                          9.5    10.4
                                             ------- -------
                                             $ 275.0 $ 213.6
                                             ======= =======

Other long-term liabilities
  Postretirement benefit accrual             $  18.5 $  11.0
  Pension liability                              8.2     5.3
  Bull facilities accrual                       16.5      --
  Reorganization-related accruals                8.4    11.5
  Insurance accruals                             6.5     4.5
  Other                                         22.4    26.6
                                             ------- -------
                                             $  80.5 $  58.9
                                             ======= =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--FINANCING ARRANGEMENTS

BORROWING ARRANGEMENTS:

Borrowings due within one year consisted of (in millions):

June 30,                                      1995       1994
-------------------------------------------------------------
Notes payable to banks                       $ 2.6      $ 2.6
Current portion of long-term debt              0.4        1.0
                                             -----      -----
                                             $ 3.0      $ 3.6
                                             =====      =====

Notes payable to banks with weighted average interest rates of 12.1% and 12.5% were outstanding at June 30, 1995 and 1994, respectively.

Long-term debt consisted of (in millions):

June 30,                                         1995    1994
-------------------------------------------------------------
Mortgage notes and other -- 7.4% at June 30,
  1995 and from 4% to 9.8% at June 30, 1994
  payable through 1999                          $ 1.6   $ 3.0
Note payable to Bull -- 8.75% at June 30,
  1995 payable in 1997                           21.6      --
                                                -----   -----
                                                 23.2     3.0
Current portion of long-term debt                 0.4     1.0
                                                -----   -----
                                                $22.8   $ 2.0
                                                =====   =====

Maturities of long-term debt are as follows (in millions): 1997-- $22.0; 1998--$0.4 and 1999--$0.4. Interest paid amounted to $3.7 million for the year ended June 30, 1995, $3.8 million for the nine months ended June 30, 1994, $2.3 million for the three months ended September 30, 1993, and $9.3 million for the year ended June 30, 1993. Mortgage notes are collateralized by land and buildings having a net book value of $5.2 million at June 30, 1995.

On January 31, 1995, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions.
The three-year reducing facility provided for borrowings of up to $125.0 million, reduced to $115.0 million for the period from January 30, 1996 to March 31, 1996, and to $100.0 million thereafter. This facility also provides for up to $40.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and inventories and a supplemental amount. Interest on any borrowings is based on the BTCC's prime rate plus 1.25% to 2.50%, depending on the amount of borrowings outstanding. The BTCC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and indebtedness as well as restrictions on the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 1995. Besides providing financing for the acquisition, the BTCC facility replaced the Company's financing facility with Congress Financial Corporation and will be used for general corporate purposes, including payments to be made pursuant to integration-related initiatives implemented as a result of the Bull acquisition. In connection with the acquisition, the Company initially borrowed $72.8 million on the BTCC facility, and as of March 31, 1995, had repaid all of this borrowing. As of June 30, 1995, letters of credit aggregating $9.2 million were outstanding under the agreement, and there was $76.8 million available for use by the Company for either additional letters of credit and/or borrowing.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D (Continued)

PREFERRED STOCK:

Preferred Stock consisted of (in millions):

June 30,                                                  1995     1994
------------------------------------------------------------------------
4 1/2% preferred stock, $.01 par value,
  90,000 shares authorized;
  90,000 shares issued at June 30, 1995;
  redemption and liquidation preference
  of $90.4 million                                      $ 84.4    $  --
11% preferred stock, $.01 par value,
  3,660,000 shares authorized; 2,836,326
  shares issued at June 30, 1995 and 2,544,656
  at June 30, 1994; redemption and liquidation
  preference of $70.9 million, including
  paid-in-kind dividends                                  61.5     53.2
                                                        ------    -----
                                                        $145.9    $53.2
                                                        ======    =====

4 1/2% PREFERRED STOCK: On May 30, 1995, the Company issued Microsoft Corporation 90,000 shares ($90.0 million face amount) of 4 1/2% Series A Cumulative Convertible Preferred Stock ("4 1/2% Preferred Stock"), redeemable on or before October 1, 2003, at a purchase price of $84.0 million, the estimated fair value of the stock at the date of issuance. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. Accretion of a minimal amount was recorded for 1995.

The 4 1/2% Preferred Stock is convertible into Common Stock of the Company at $23.00 per share and represents approximately 10% of the outstanding shares of Common Stock on a fully diluted basis. The holder of shares of 4 1/2% Preferred Stock is entitled to one vote per share. Dividends are being accrued until such time as cash dividends are allowed to be paid under the terms of the 11% Preferred Stock and the BTCC credit facility agreement. The Company may redeem the 4 1/2% Preferred Stock with cash or in Commmon Stock.

11% PREFERRED STOCK: On December 17, 1993, the Company received $60.0 million from a private placement issuance of 600,000 shares of 11% Exchangeable Preferred Stock ("11% Preferred Stock") and 1.5 million shares of Common Stock of the Company. The 11% Preferred Stock was recorded at $49.0 million, the estimated fair value at the date of issuance. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. Accretion of $1.0 million and $0.5 million was recorded for the year ended June 30, 1995, and the nine months ended June 30, 1994, respectively.

On March 29, 1995, the Board of Directors declared a split effected in the form of a dividend of three (3) shares of 11% Preferred Stock for each share thereof held on March 31, 1995. The shares were distributed in April 1995. Each share of 11% Preferred Stock now has a liquidation preference of $25.00 per share and the holder is entitled to one-half vote per share on matters addressed at shareholder meetings. Until September 30, 1996, dividends are payable, at the option of the Company, in cash, in additional shares of 11% Preferred Stock valued at the liquidation preference of $25.00 per share, or in any combination thereof. After September 30, 1996, dividends will be

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D (Continued)

payable only in cash. The Company issued 291,670 and 144,652 shares of 11% Preferred Stock to satisfy the cumulative dividend requirements for the year ended June 30, 1995 and the nine months ended June 30, 1994, respectively.

At the Company's option, the 11% Preferred Stock may be redeemed at any time on or after September 30, 1996, in whole or in part, at 102% of the liquidation preference in 1996, reducing by 0.5% annually through September 30, 2000, at which time the redemption price will equal the liquidation preference. The 11% Preferred Stock must be redeemed on September 30, 2003, at a redemption price equal to the liquidation preference, together with any accrued and unpaid dividends. The 11% Preferred Stock is exchangeable, at the Company's option, into exchangeable debentures with a principal amount equal to the liquidation preference of the 11% Preferred Stock. The private placement agreement includes restrictions on the payment of dividends, issuance of additional debt and repurchase of the Common Stock of the Company, as well as restrictions on the ability to issue equity securities which are equivalent or senior to the 11% Preferred Stock.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--INCOME TAXES

The provision for income taxes consisted of (in millions):

                        Reorganized Company           Predecessor Company
                       ---------------------       ----------------------------
                        Year     Nine Months       Three Months        Year
                        Ended       Ended              Ended           Ended
                       June 30,    June 30,        September 30,      June 30,
                        1995         1994              1993            1993
-------------------------------------------------------------------------------
Current:                                      |
  Federal               $  --      $  --      |       $  --           $ 2.0
  Non-U.S.                0.7        2.3      |         0.3            (2.0)
  State                    --        0.3      |         0.1              --
Tax benefit applied                           |
  to reduce                                   |
  reorganization                              |
  value in excess of                          |
  amounts allocated                           |
  to identifiable                             |
  intangible assets       2.9        7.2      |          --              --
                        -----      -----      |       -----           -----
                        $ 3.6      $ 9.8      |       $ 0.4           $  --
                        =====      =====      |       =====           =====

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):
                        Reorganized Company           Predecessor Company
                       ---------------------       ----------------------------
                        Year     Nine Months       Three Months        Year
                        Ended       Ended              Ended           Ended
                       June 30,    June 30,        September 30,      June 30,
                        1995         1994              1993            1993
-------------------------------------------------------------------------------
Taxes at statutory                            |
  rate (35% in 1995 and                       |
  1994 and 34% in 1993) $(18.9)    $ 7.1      |       $(7.9)          $(67.0)
Amortization of excess                        |
  reorganization value     1.9       0.9      |          --               --
Non-deductible                                |
  expenses                 1.3       1.4      |         3.4               --
Effect of earnings                            |
  of Ireland                                  |
  operation subject                           |
  to a lower tax                              |
  rate                    (0.5)     (1.6)     |        (0.2)              --
Repatriation of non-                          |
  U.S. earnings,                              |
  net                       --       0.8      |          --              1.3
Unused tax loss                               |
  carryforwards           22.7       1.9      |         6.9             68.1
Unused tax credit                             |
  carryforwards             --        --      |          --              0.3
Other, net                (2.9)     (0.7)     |        (1.8)            (2.7)
                        ------     -----      |       -----           ------
                        $  3.6     $ 9.8      |       $ 0.4           $   --
                        ======     =====      |       =====           ======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (Continued)

The net deferred tax balance consists of temporary differences and carryforwards, which gave rise to significant deferred tax assets and liabilities as follows (in millions):


June 30,                                   1995            1994
---------------------------------------------------------------
Net operating loss and credit
  carryforwards                         $ 564.4         $ 465.2
Accrued restructuring expenses             26.3            73.7
Other                                      36.5            45.2
                                        -------         -------
  Gross deferred tax assets               627.2           584.1
                                        -------         -------
Fresh-start intangibles                   (31.4)          (44.0)
Goodwill                                  (20.8)             --
Other                                     (26.0)          (23.2)
                                        -------         -------
  Gross deferred tax liabilities          (78.2)          (67.2)
                                        -------         -------

Valuation allowance                      (549.0)         (516.9)
                                        -------         -------
                                        $    --         $    --
                                        =======         =======

As a result of the reorganization of the Company, discussed in Note J, the Company recorded a gain from debt forgiveness of $329.3 million during the three months ended September 30, 1993. Because the forgiveness was pursuant to a Chapter 11 reorganization, the Company did not record any income tax expense on the gain from the forgiveness in the period ended September 30, 1993. The consummation of the Reorganization Plan resulted in a change in ownership for federal income tax purposes. As a result of the change in ownership, the Company is required, under federal tax law, to reduce its accumulated U.S. operating loss carryovers for one-half of the non-taxable gain related to the debt forgiveness and certain prior years' interest expense related to the forgiven interest-bearing debt.

If the Company experiences another change in ownership (if one or more 5% shareholders increase their interests in the aggregate by more than 50% of the Company's total outstanding Common and Preferred Stock) within a two-year period immediately following December 16, 1993 (the "Consummation Date"), the Company will lose all of its U.S. operating loss carryforwards. In an attempt to prevent an ownership change from occurring, there are significant restrictions for a two-year period on the trading of the Company's Common Stock by either a 5% or more shareholder or a shareholder who would become a 5% shareholder on or before December 16, 1995. A change in ownership after December 16, 1995 would create an annual limitation on the Company's ability to realize the benefit of its U.S. net operating loss carryforwards.

Due to the uncertainty surrounding the realization of the operating loss carryforwards and other net deferred tax assets, the Company has provided a full valuation reserve against the net deferred tax asset position at June 30, 1995 and June 30, 1994. As a consequence of fresh-start reporting and SFAS No. 109, any tax benefits realized for tax purposes after September 30, 1993,

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (Continued)

for cumulative temporary differences and tax basis net operating loss carryforwards existing at September 30, 1993, will not be credited to the provision for income taxes, but instead, may reduce reorganization value in excess of amounts allocated to identifiable intangible assets.

Retained earnings of non-U.S. subsidiaries for which income taxes have not been provided approximated $113.4 million at June 30, 1995.

At June 30, 1995, and subject to the ability of the Company to prevent a change in ownership on or before December 16, 1995, with respect to its U.S. losses, the Company and its subsidiaries had tax basis net operating loss carryforwards of approximately $1,415.1 million and tax credit carryforwards of approximately $97.5 million that are available to offset future taxable income.

Tax basis loss carryforwards and tax credit carryforwards expire as follows
(in millions):

                                                                                2001 &
                                        1996     1997    1998    1999    2000   Beyond
                                        -----   -----   -----   -----   -----   ------
U.S. tax loss carryforwards             $  --   $  --   $  --   $  --   $  --   $754.6
Non-U.S. tax basis loss
 carryforwards                          $17.7   $24.4   $23.0   $27.0   $20.5   $547.9
Investment tax credit, research and
 development tax credit, and
 foreign tax credit
 carryforwards                          $ 1.0   $ 7.8   $17.5   $26.2   $20.7   $ 24.3

Net taxes paid (refunded) amounted to $0.7 million in 1995, $(1.6) million in 1994, and $2.9 million in 1993.

NOTE F--STOCKHOLDERS' EQUITY

COMMON STOCK: The Company's authorized Common Stock consists of 100 million shares, $.01 par value per share. Holders of the Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. The common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been paid to date. The rights, preferences and privileges of holders of the Common Stock are subject to, and may be adversely affected by, the rights of holders of shares of both the outstanding 11% and 4.5% Preferred Stock as well as any other series of Preferred Stock that the Company may designate and issue in the future (see Note J, Fresh-Start Reporting, Reorganization and Restructuring Expenses).

1993 EMPLOYEES' STOCK GRANT PLAN: Effective on the Consummation Date, the Company made a one-time grant to each eligible employee of 50 shares of Common Stock of the Company. Of the 350,000 shares available for this plan, 318,300 shares have been distributed to employees. The remaining shares authorized for use in this plan were allocated to the Stock Incentive Plan, described below, after all grants had been made under this plan.

STOCK WARRANTS: In satisfaction of the interests of the Class B and C common stockholders of the Predecessor Company, 7.5 million warrants, less an amount allocated for certain disputed claims, were issued to stockholders of the

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (Continued)

Predecessor Company as of the September 29, 1993 record date. The Company began issuance of these warrants on March 17, 1995. Each warrant entitles its holder to purchase one share of Common Stock for an exercise price of $21.45 per share, and expires on June 30, 2001. The exercise price was set in such a manner as to allow the creditors who are issued Common Stock in the reorganization to recover an estimated 95 percent of the value of their allowed claims before the exercise price of the warrants equals the trading price of the Common Stock. Holders of the Class B and C common stock received one warrant for each 23 shares of stock of the Predecessor Company.

STOCK OPTIONS:

STOCK INCENTIVE PLAN: At the Confirmation Date, the Company granted certain employees options to purchase Common Stock of the Company at $7.35 per share under the Stock Incentive Plan. The maximum number of shares issuable under this plan was 2,283,650. The options granted at the Confirmation Date vest over a three-year period, with approximately one-third vesting on October 1, 1994, 1995, and 1996, and are exercisable over a ten-year period from the date of grant.

1993 DIRECTORS' STOCK OPTION PLAN: The Company provided for the issuance of up to 80,000 shares of Common Stock under the 1993 Directors' Stock Option Plan. Under this plan, each initial director of the Company (other than Mr. Tucci, Chairman of the Board and Chief Executive Officer), received a one-time grant of a non-qualified option to purchase 10,000 shares of the Common Stock of the Company at an exercise price of $7.35 per share. The options vest over a three-year period, with one-third vesting on December 16, 1994, 1995, and 1996, and are exercisable over a ten-year period from the date of grant.

EMPLOYEES' STOCK INCENTIVE PLAN: On January 25, 1995 the Company's stockholders approved the Employees' Stock Incentive Plan ("Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of up to 1,787,153 shares of Common Stock of the Company as either Incentive Stock Options, Non-Qualified Stock Options or Restricted Stock awards, on terms and vesting schedules as may be set from time to time by the Organization, Compensation and Nominating Committee of the Board of Directors. Both the Incentive Stock Options and Non-Qualified Stock Options granted under the plan to date become exercisable (or vest) as to 34%, 33% and 33% of the shares covered thereby on the first, second and third anniversaries of the date of grant, provided the employee continues to be employed by the Company, and expire ten years after the date of the grant.

1995 DIRECTORS' STOCK OPTION PLAN: On January 25, 1995 the Company's stockholders approved the 1995 Director Stock Option Plan ("1995 Director Plan"). A total of up to 180,000 shares of Common Stock of the Company may be issued upon the exercise of options granted under the 1995 Director Plan. All options granted under the 1995 Director Plan will be non-statutory stock options.

The 1995 Director Plan provides for the automatic grant of an option for 6,500 shares of Common Stock under the following circumstances: (i) an option was granted to each outside Director on January 25, 1995, the date the 1995
Director Plan was approved by the stockholders of the Company; (ii) an option will automatically be granted to each outside Director who is initially elected to the Board of Directors after the approval of the 1995 Director Plan by the stockholders of the Company, upon his or her initial election to the Board of Directors; and (iii) on September 30 of each year (beginning September 30, 1995), an option will automatically be granted to each outside Director who attended in the fiscal year ending the preceding June 30 at least 75% of the aggregate of the number of Board of Directors meetings held and the number of meetings held by committees of the Board on which he or she then served. The exercise price of each option granted under the 1995 Director Plan will be equal to the fair market value of the Common Stock on the date of grant (which, assuming the Common Stock continues to be listed on the Nasdaq National Market, will be determined based upon the average closing price of the Common Stock over the 30-business-day period beginning 45 business days before the grant of the option) and will become exercisable (or vest), as to 34%, 33% and 33% of the shares covered thereby on the first, second and third anniversaries of the date of grant, respectively, provided the optionee continues to serve as a Director on such dates.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (Continued)

A summary of option activity from the Confirmation Date through June 30, 1995, is as follows:

                                   Options             Option Price
                                 Outstanding            Per Share
                                 -----------           ------------
  Granted                        2,151,150           $7.35 - $19.375
  Exercised                             --                        --
  Cancelled                         92,273           $7.35
                                 ---------
June 30, 1994                    2,058,877           $7.35 - $19.375

  Granted                        1,826,600           $9.875- $13.880
  Exercised                        218,364           $7.35 - $12.063
  Cancelled                        214,112           $7.35 - $17.875
                                 ---------
June 30, 1995                    3,453,001           $7.35 - $19.375

EMPLOYEES' STOCK PURCHASE PLAN: Following consummation of its Reorganization Plan, the Company established an Employees' Stock Purchase Plan ("Stock Purchase Plan") permitting purchases by eligible employees of up to 685,715 shares of Common Stock of the Company. Employees of the U.S. parent company and designated international subsidiaries, but excluding any officers with the rank of vice president or above, were eligible to participate in the Stock Purchase Plan. The six-month payment periods of the Stock Purchase Plan ran consecutively, with the first payment period ending October 31, 1994. Participation was voluntary. The purchase price was 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever was lower. Purchases were deemed to be made on the last day of each payment period and could only be made by participants who were employees on that day. The purchase price was paid with payroll deductions in an amount specified by each employee (which could not exceed a specified percentage of his or her salary), accumulated during the payment period.

On January 25, 1995 the Company's stockholders approved the 1995 Employees' Stock Purchase Plan ("1995 Stock Purchase Plan") permitting purchases by eligible employees of up to 609,607 shares of Common Stock of the Company. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above, are eligible to participate in the 1995 Stock Purchase Plan. The six-month payment periods of the 1995 Stock Purchase Plan will run consecutively, and renew each November 1 and May 1. Participation is voluntary. Purchases are deemed to be made on the last day of each payment period and can only be made by payroll deductions in an amount specified by each employee (which may not exceed a specified percentage of an employee's salary), accumulated during the payment period.
The purchase price is 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever is lower.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--POSTRETIREMENT BENEFITS

In connection with the Bull acquisition, the Company assumed the plan assets and obligations for plans covering employees at certain of the acquired businesses. The following information reflects the impact of this acquisition.

DEFINED BENEFIT PLANS:  U.S. net pension cost consisted of (in millions):
                        Reorganized Company           Predecessor Company
                       ---------------------       ----------------------------
                        Year     Nine Months       Three Months        Year
                        Ended       Ended              Ended           Ended
                       June 30,    June 30,        September 30,      June 30,
                        1995         1994              1993            1993
-------------------------------------------------------------------------------
Service cost            $  0.5     $   --      |      $   --          $   --
Interest cost              4.1        1.7      |         0.6             2.1
Return on assets          (4.8)      (0.8)     |        (0.3)           (2.5)
Other                      0.7       (1.0)     |        (0.3)            0.4
                        ------     ------      |      ------          ------
                        $  0.5     $ (0.1)     |      $   --          $   --
                        ======     ======      |      ======          ======

The funded status of the U.S. plans was (in millions):

June 30,                                       1995      1994
-------------------------------------------------------------
Fair value of plan assets                    $ 88.6    $ 29.2
Projected benefit obligation                  (84.9)    (30.1)
                                             ------    ------
Plan assets greater(less) than
  projected benefit obligation                  3.7      (0.9)
Unrecognized net (gain) loss                   (3.7)      2.9
Unrecognized net transition asset                --      (0.7)
Additional minimum liability                    0.6      (2.2)
                                             ------    ------
Prepaid (accrued) pension costs              $  0.6    $ (0.9)
                                             ======    ======

Accumulated benefits                         $(84.8)   $(30.1)
                                             ======    ======
Vested benefits                              $(79.0)   $(30.0)
                                             ======    ======

Settlement and curtailment gains of $1.6 million were recognized for the nine months ended June 30, 1994 for non-U.S. plans, resulting primarily from the conversion of defined benefit plans to defined contribution plans. In fiscal 1993, there were curtailment gains of $0.7 million, resulting primarily from reductions in workforce and the sale or closing of subsidiaries. In connection with the Chapter 11 case, the Company agreed with the Pension Benefit Guaranty Corporation to pay approximately $0.7 million to the U.S. pension plan.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)

Non-U.S. net pension cost consisted of (in millions):
                        Reorganized Company           Predecessor Company
                       ---------------------       ----------------------------
                        Year     Nine Months       Three Months        Year
                        Ended       Ended              Ended           Ended
                       June 30,    June 30,        September 30,      June 30,
                        1995         1994              1993            1993
-------------------------------------------------------------------------------
Service cost            $  1.3     $ 0.7      |       $  0.3          $  1.7
Interest cost              1.9       1.8      |          0.7             3.2
Return on assets          (2.6)     (2.4)     |         (0.9)           (3.9)
Other                      0.3       0.6      |          0.1             0.4
                        ------     -----      |       ------          ------
                        $  0.9     $ 0.7      |       $  0.2          $  1.4
                        ======     =====      |       ======          ======

The funded status of non-U.S. plans was (in millions):

June 30,                                       1995       1994
--------------------------------------------------------------
Fair value of plan assets                    $ 59.6     $ 32.5
Projected benefit obligation                  (50.7)     (31.4)
                                             ------     ------
Plan assets in excess of projected
   benefit obligation                           8.9        1.1
Unrecognized net gain                          (0.9)      (0.2)
                                             ------     ------
Prepaid pension costs                        $  8.0     $  0.9
                                             ======     ======

Accumulated benefits                         $(40.5)    $(29.8)
                                             ======     ======
Vested benefits                              $(44.2)    $(26.1)
                                             ======     ======

The following assumptions were used to measure net periodic pension cost for the defined benefit pension plans:

                             1995                      1994
                       ---------------------        ----------------
                       U.S.        Non-U.S.         U.S.    Non-U.S.
                       Plans        Plans           Plans    Plans
                       -----       --------         -----   --------
Discount rate          8.0%        7.0%-12.0%       8.0%    7.5%-9.5%
Average increase in
  compensation levels  0.0%-4.0%   3.5%- 9.0%       0.0%    4.0%-7.0%

The expected long-term rate of return for plan assets was 8.0% for U.S. plans and 7.5%-12.0% for non-U.S. plans for fiscal years 1995, 1994 and 1993.

As a result of freezing all future benefits under one of the U.S. plans, no increase in compensation is assumed for this plan beginning in 1993. Plan assets consist principally of marketable securities and guaranteed investment contracts. Annual cost is determined using the projected unit credit actuarial method.

DEFINED CONTRIBUTION PLANS: Contributions are generally based on fixed amounts of eligible compensation. The Company's expense for U.S. and non-U.S. plans totaled (in millions): $9.6 for the year ended June 30, 1995, $6.3 for the nine months ended June 30, 1994, $2.8 for the three months ended September 30, 1993, and $14.0 for the year ended June 30, 1993.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)

OTHER POSTRETIREMENT BENEFITS: The Company provides postretirement benefits under certain U.S. and an international plan. One U.S. plan covers two groups of current or previous employees. Class A retirees represent a closed group of employees who were age 59 with at least 9 years of service as of December
31, 1984. Coverage includes lifetime medical and dental benefits. Benefits are integrated with Medicare using a traditional coordination approach. Contributions by retirees are fixed. Class B retirees represent all other employees who have retired or will have retired with at least 10 years of service and 75 age and service points by June 30, 1995. These current and future retirees can choose among the various medical options extended to active employees. Employee contributions vary based upon the level of coverage selected. The Company's contribution for Class B current and future retirees will be adjusted annually to reflect increases in medical trends until the contribution to the Plan equals twice the 1992 level. At that time, subsequent cost increases will be paid fully by increases in employee contributions.

The second U.S. plan and the international plan cover employees of the businesses acquired as part of the Bull acquisition. Postretirement healthcare coverage was generally provided to employees retiring on or after attaining age 55, who have rendered at least 10 years of service, until the age of 65.

U.S. net periodic postretirement benefit cost consisted of (in millions):

                        Reorganized Company           Predecessor Company
                       ---------------------       ----------------------------
                        Year     Nine Months       Three Months        Year
                        Ended       Ended              Ended           Ended
                       June 30,    June 30,        September 30,      June 30,
                        1995         1994              1993            1993
-------------------------------------------------------------------------------
Service cost            $  0.1     $  0.1      |      $   --          $  0.1
Interest cost              0.8        0.6      |         0.2             0.9
                        ------     ------      |      ------          ------
                        $  0.9     $  0.7      |      $  0.2          $  1.0
                        ======     ======      |      ======          ======

The funded status of the U.S. plans was (in millions):

June 30,                                          1995      1994
----------------------------------------------------------------
Fair value of plan assets                       $   --    $   --
Accumulated postretirement benefit obligation:
  Retirees                                        12.6       9.2
  Other fully eligible plan participants           1.7       1.1
  Other active plan participants                   1.5       0.4
Unrecognized net gain                              2.5       1.0
                                                ------    ------
Accrued postretirement benefit liability        $ 18.3    $ 11.7
                                                ======    ======

Non-U.S. net periodic postretirement benefit cost approximated $0.1 million for the year ended June 30, 1995.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)

The funded status of the non-U.S. plan was (in millions):

June 30,                                                 1995
--------------------------------------------------------------
Fair value of plan assets                               $   --
Accumulated postretirement benefit obligation:
  Retirees                                                 0.6
  Other fully eligible plan participants                   0.3
  Other active plan participants                           0.5
                                                        ------
Accrued postretirement benefit liability                $  1.4
                                                        ======

The following assumptions were used to measure net periodic postretirement benefit costs:
                                     1995               1994
                                ------------------      ----
                                 U.S.     Non-U.S.      U.S.
                                Plans       Plan        Plan
                                -----     --------      ----
Increase in healthcare costs
  during the period             11-12%      11%         11%
Ultimate trend rates              5-7%       5%          7%
Years to ultimate trend rates    5-11 yrs    6 yrs       3 yrs
Discount rates                      8%       8%          8%

If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation as of June 30, 1995 would have increased by 5.4% and 20% for the U.S. and non-U.S. plans, respectively. The effect of this change on the aggregate of service and interest cost for 1995 would be an increase of 5.4% and 18%, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H--INDUSTRY, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

INDUSTRY SEGMENT INFORMATION: The Company operates primarily in one industry segment, which includes serving customers in approximately 130 countries with workflow, imaging, document management and related software applications for client/server open systems, and integration and support services for office networks, along with continuing to provide to its proprietary minicomputer customers upgrade products, service, and open systems coexistence and migration products.

GEOGRAPHIC INFORMATION: Transfer prices to non-U.S. sales subsidiaries, combined with supplemental commission and expense reimbursement arrangements, are intended to produce profit margins commensurate with the sales and service effort associated with the products sold, and are comparable to prices charged to unaffiliated distributors. Sales and transfers between manufacturing subsidiaries are made with reference to prevailing market prices.

SIGNIFICANT CUSTOMER: The Company had revenues from the U.S. government and its agencies of approximately $150 million for the year ended June 30, 1995, $101 million for the nine months ended June 30, 1994, $40 million for the three months ended September 30, 1993, and $226 million in fiscal 1993, or approximately 16% of total revenues for the year ended June 30, 1995, 16% of total revenues for the nine months ended June 30, 1994, 19% of total revenues for the three months ended September 30, 1993, and 18% of total revenues in fiscal 1993. The majority of these revenues were in the United States geographic area.

Certain information on a geographic basis follows (in millions):


                                          Reorganized Company            Predecessor Company
                                  ------------------------------   ---------------------------------
                                        Year       Nine Months        Three Months        Year
                                       Ended          Ended               Ended           Ended
                                  June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------
Revenues from                                                    |
  unaffiliated                                                   |
  customers:                                                     |
United States,                                                   |
  including direct                                               |
  export sales                       $452.8          $309.7      |       $109.0          $  602.3
Europe                                307.4           226.6      |         62.9             411.5
Asia/Pacific                          134.3            78.6      |         29.5             182.1
Americas                               51.8            29.5      |          9.5              51.1
                                     ------          ------      |       ------          --------
                                     $946.3          $644.4      |       $210.9          $1,247.0
                                     ======          ======      |       ======          ========
                                                                 |
Interarea transfers:                                             |
United States                        $ 20.9          $ 21.6      |       $  5.8          $   69.0
Europe                                  0.3             1.1      |          0.5              22.5
Asia/Pacific                             --             0.2      |           --              32.9
Americas                                0.2              --      |           --               0.6
                                     ------          ------      |       ------          --------
                                     $ 21.4          $ 22.9      |       $  6.3          $  125.0
                                     ======          ======      |       ======          ========

The decline in interarea transfers is due to the downsizing and sale of certain manufacturing operations due to lower product revenues.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (Continued)

                                          Reorganized Company            Predecessor Company
                                  ------------------------------   ---------------------------------
                                        Year       Nine Months        Three Months        Year
                                       Ended          Ended               Ended           Ended
                                  June 30, 1995   June 30, 1994    September 30, 1993  June 30, 1993
----------------------------------------------------------------------------------------------------
Income (loss) from                                               |
  continuing                                                     |
  operations before                                              |
  income taxes and                                               |
  reorganization                                                 |
  items:                                                         |
United States                        $(37.1)         $ 26.4      |       $  1.6          $(64.7)
Europe                                 10.5             8.2      |         (2.3)          (19.1)
Asia/Pacific                          (17.4)          (16.8)     |          9.9             4.8
Americas                              (12.7)            0.5      |          1.6            (0.2)
Eliminations                            2.7             2.1      |          1.5             9.3
                                     ------          ------      |       ------          ------
                                     $(54.0)         $ 20.4      |       $ 12.3          $(69.9)
                                     ======          ======      |       ======          ======

The loss from continuing operations before income taxes and reorganization items for the year ended June 30, 1995 includes a $64.2 million provision for integration-related costs and other charges.

                                                      Predecessor
                             Reorganized Company        Company
                             --------------------     ------------
June 30,                      1995         1994           1993
------------------------------------------------------------------
Identifiable assets                                 |
  (excluding                                        |
  intercompany):                                    |
United States                $515.4       $372.1    |    $268.9
Europe                        181.7        203.5    |     176.8
Asia/Pacific                  106.5         75.3    |      82.4
Americas                       57.1         35.8    |      31.8
Eliminations and                                    |
  other                        (1.7)        (0.7)   |      28.9
                             ------       ------    |    ------
                             $859.0       $686.0    |    $588.8
                             ======       ======    |    ======

The increase in identifiable assets from June 30, 1994 to June 30, 1995 is primarily the result of the Bull acquisition, which occurred in January
1995. The increase in identifiable assets from June 30, 1993 to June 30, 1994 is due principally to the implementation of fresh-start reporting, which resulted in the establishment of intangible assets.

NOTE I--COMMITMENTS AND CONTINGENCIES

LEASES: Rental expense amounted to $17.6 million for the year ended June 30, 1995, $16.7 million for the nine months ended June 30, 1994, $8.0 million for the three months ended September 30, 1993, and $29.0 million in fiscal 1993. As part of the Chapter 11 proceeding, the Company rejected or renegotiated leases and, in some circumstances, replaced leases with smaller, shorter-term leases to conform to the Company's reduced space needs. Future minimum lease commitments on noncancelable leases are (in millions): $33.8 in fiscal 1996, $30.1 in fiscal 1997, $26.5 in fiscal 1998, $21.9 in fiscal 1999, $21.5 in fiscal 2000, and $53.1 thereafter.  These minimum lease commitments include

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (Continued)

approximately $63.4 million related to facilities the Company has elected to abandon in connection with the restructuring and integration plans.

LETTERS OF CREDIT: At June 30, 1995, the Company had $9.2 million in letters of credit outstanding under a financing facility with BTCC (see Note D, Financing Arrangements).

FOREIGN CURRENCY GAINS(LOSSES): Foreign currency exchange and translation gains or losses included in operations amounted to a $0.2 million gain for the year ended June 30, 1995, a $0.3 million loss for the nine months ended June 30, 1994, a $0.3 million gain for the three months ended September 30, 1993, and a $0.2 million loss in fiscal 1993.

FORWARD EXCHANGE CONTRACTS: At June 30, 1995 and 1994, the Company had forward exchange contracts with maturities less than one year, to exchange predominately European currencies for U.S. dollars in the amount of $12.9 million and $9.5 million, respectively, in foreign currency. Market risk arises from fluctuation of currency rates during the period that contracts are outstanding.

LITIGATION: A lawsuit filed by a shareholder in December 1992 alleging certain violations of federal securities laws and other laws has been settled within the limits of the Company's insurance coverage.

On October 27, 1994, Wang filed suit against FileNet Corporation alleging the infringement of five Wang patents covering a wide range of imaging and workflow technologies. A sixth workflow patent was subsequently added. Wang is seeking damages and injunction relief. The parties are currently engaged in the discovery process. The trial on this matter is currently scheduled for calendar 1996.

The Company is a defendant in several "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' injuries. The Company believes that all RSI claims brought against the Company arising before the confirmation of the Reorganization Plan will be discharged. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. To date approximately 60 claims have been made against the Company alleging damages for RSI injuries. Claims for all but three of these have been filed as part of the Company's Chapter 11 proceeding. The Company believes that all of these actions, including those commenced after the completion of the Chapter 11 proceeding, will be resolved under the Company's Reorganization Plan. The Company intends to defend itself vigorously against any liability asserted.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (Continued)

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

NOTE J--FRESH-START REPORTING, REORGANIZATION AND RESTRUCTURING EXPENSES

FRESH-START REPORTING: At a hearing on September 20, 1993, the Company's Reorganization Plan under Chapter 11 was confirmed by the United States Bankruptcy Court for the District of Massachusetts (the "Court"). The formal confirmation order was entered on September 21, 1993, and became effective on September 30, 1993 (the "Confirmation Date"). The Reorganization Plan was consummated on December 16, 1993 (the "Consummation Date").

As a result of the confirmation of the Reorganization Plan of Wang Laboratories, Inc., the Company's predecessor Massachusetts corporation (the "Predecessor Company"), the Company implemented fresh-start reporting as of September 30, 1993. Under the provisions of AICPA Statement of Position 90-7 ("SOP
90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Company was required to adopt fresh-start reporting upon emergence from Chapter 11 since the reorganization value (approximate fair value) of the assets of the Company immediately before confirmation of the Plan was less than the total of all post-petition liabilities and allowed pre-petition claims, and holders of the existing voting shares immediately before the confirmation of the Plan would receive less than 50% of the voting shares of the emerging Company.

The Company's Consolidated Balance Sheet as of June 30, 1994 was prepared as if the Company were a new reporting entity at September 30, 1993, and reflects certain reorganization adjustments that include the restatement of assets and liabilities to approximate fair value and the discharge of outstanding liabilities relating to creditors' claims against the Company, which have been satisfied primarily by new common stock. The Statement of Operations and the Statement of Cash Flows for the year ended June 30, 1995 and nine months ended June 30, 1994 incorporate the effects of fresh-start reporting. However, the Statement of Operations and the Statement of Cash Flows for the three months ended September 30, 1993 and the year ended June 30, 1993 are based on historical costs. Accordingly, the Company has presented the Statement of Operations and Statement of Cash Flows for the nine months ended June 30, 1994 and the three months ended September 30, 1993, but has not presented a Statement of Operations and Statement of Cash Flows for the twelve months ended June 30, 1994. A vertical line has been drawn on the accompanying financial statements to distinguish between the Reorganized Company and the Predecessor Company.

Under the Reorganization Plan, 30 million shares of the Company's new Common Stock are being distributed to holders of unsecured claims against the Predecessor Company, including debenture holders. Of the total shares to be distributed, approximately 20 million shares were distributed as part of the initial distribution and 7 million shares were distributed in March 1995 as a

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

second distribution. The balance of the shares remains in a disputed claims reserve and is held by a Disbursing Agent appointed under the Reorganization Plan. The Common Stock held in the disputed claims reserve may not be voted until it has been distributed by the Disbursing Agent. The initial and second distributions were based on the then-current amount of allowed unsecured claims and estimated disputed unsecured claims, which were approximately $938 million at the time of the initial distribution and $724 million at the second distribution. Additional distributions are being made to holders of allowed unsecured claims as either their claims are allowed, or as disputed claims are disallowed. At the present time, the Company estimates that the final allowed amount of unsecured claims will be in the $700 million to $725 million range.

In addition to the issuance and distribution of Common Stock, the Company made cash payments totaling $10.9 million through June 30, 1995, to holders of administrative claims, priority tax and wage claims, and certain debts and executory contracts assumed as part of the Reorganization Plan. Certain administrative priority cash claims received deferred cash payments plus interest.

The balance sheet of the Reorganized Company, upon adoption of fresh-start reporting, contains the following (in millions):

        Reorganization value of assets               $675.5
        Less present value of liabilities
          to be paid                                  431.6
                                                     ------
        Reorganization value of stockholders'
          equity                                     $243.9
                                                     ======

The Statement of Operations for the three months ended September 30, 1993 contains a $329.3 million gain on debt discharge resulting from confirmation of the Reorganization Plan and a $193.6 million fresh-start reporting adjustment reflecting the restatement of assets and liabilities consistent with the reorganization value of the Reorganized Company.

The reorganization value of the Company's assets and stockholders' equity was established based upon the Company's "enterprise value," as determined by the analysis of the Company's financial advisor, Donaldson, Lufkin and Jenrette ("DLJ"). In preparing its analysis, DLJ, among other things: (a) reviewed recent publicly available financial statements of the Company, as well as financial projections prepared by the Company; (b) prepared discounted cash flow analysis using a discount rate range of 21.5%-23.5% on the projections for fiscal years 1994-1996; (c) considered the market values and historical acquisitions of publicly traded companies comparable to the operating characteristics of the Reorganized Company; and (d) considered economic and industry information relevant to the operating business of the Company. Financial projections prepared by the Company analyzed all aspects of the Company's operations, including its customer base, technology, management and infrastructure, to identify core competencies on which a new business could be built. The business plan was based on success in developing and marketing imaging and related open systems office productivity software, and in providing value-added network integration and support services, initially to the Company's installed VS base.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

"Enterprise value" represents an estimated value of the Company based upon its reorganized capital structure at the Confirmation Date, estimated by DLJ to be in a range from $325 to $425 million. For purposes of fresh-start reporting, the mid-point of this range, or $375 million, was used. The
"enterprise value" of the Company consists of the following elements (in millions):

        Reorganized value of stockholders' equity    $243.9
        Long-term debt                                  4.4
        Long-term restructuring                        15.8
        Other long-term liabilities                    50.9
        Exchangeable preferred stock and
          common stock to be issued                    60.0
                                                     ------

                                                     $375.0
                                                     ======

Unaudited Pro Forma financial data for the year ended June 30, 1994 assuming the Plan was confirmed on July 1, 1993, indicates revenues of $855.3 million, net income from continuing operations of $15.6 million, net income attributable to common shareholders of $8.0 million and earnings per share of $0.25. The unaudited Pro Forma net income includes the effect of amortization of the fresh-start intangible assets of $6.9 million for the quarter ended September 30, 1993, and eliminates historical reorganization expenses, including restructuring items, of $34.9 million associated with the Company's emergence from Chapter 11. The earnings per share calculation assumes that the 30,479,766 shares, issued in connection with the Plan, and the 1.5 million shares, issued in the private placement financing, have been outstanding since the beginning of the year and that net income has been reduced by cumulative dividends and accretion of $7.6 million related to the Company's Preferred Stock.

The unaudited Pro Forma financial data does not include the non-recurring $329.3 million gain on debt discharge and fresh-start reporting adjustment of $193.6 million, recorded in connection with the implementation of fresh-start reporting. The assumptions do not purport to reflect all the changes that would have occurred had the reorganization occurred on July 1, 1993.

REORGANIZATION EXPENSES: Reorganization expenses relate to the reorganization and restructuring of the Company in connection with implementing the Reorganization Plan and consist of the following (in millions):

                                      Three Months       Year
                                         Ended           Ended
                                  September 30, 1993  June 30, 1993
                                  ------------------  -------------
  Restructuring, net                     $  8.2         $ 92.2
  Professional fees                        16.1           15.4
  Foreign exchange (gain) loss             (3.9)           5.8
  Write-off of pre-petition debt
    issuance costs                           --            4.0
  Administrative and other incremental
    Chapter 11 costs                       14.5            9.9
                                         ------         ------
                                         $ 34.9         $127.3
                                         ======         ======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

The net restructuring provisions recorded by the Predecessor Company of $8.2 million during the three-month period ended September 30, 1993 and $92.2 million in fiscal 1993 have been classified as reorganization items in the statement of operations. The restructuring initiatives undertaken during this period were in direct response to a preliminary Joint Plan of Reorganization prepared by the Company and the Official Creditors' Committee and filed with the Bankruptcy Court on March 21, 1993. Acceptance of the Joint Plan was predicated on additional downsizing and restructuring, consistent with the Company's business plan as outlined in that document. Specific actions to be taken were identified, quantified and recorded during the periods prior to finalization of the preconfirmation financial statements.

Professional fees and administrative and other incremental Chapter 11 costs for the three months ended September 30, 1993, include $18.8 million of expenses recorded in fresh-start reporting for amounts expected to be incurred through the completion of all Chapter 11-related matters.

Foreign exchange gain (loss) relates primarily to the exposed portion of the Company's pre-petition Swiss franc-denominated bonds and is due to exchange rate fluctuations between the Swiss franc and the U.S. dollar.

In accordance with SOP 90-7, interest income earned post-petition of approximately $0.9 million for the three months ended September 30, 1993, and $1.0 million for the year ended June 30, 1993, is included in the "Administrative and other incremental Chapter 11 costs" category listed above.

RESTRUCTURING EXPENSES: The Company had taken a series of restructuring initiatives from 1989 through 1994. These actions were taken in response to the dramatic changes taking place in the computer and information technology industry beginning in the mid-1980s. Rapid developments in microprocessor technology have resulted in smaller, more powerful computers and systems that were replacing mainframe and mini-computer systems. As customers became less dependent on proprietary computer systems and software, they began to migrate to open systems hardware and software. The Company had already initiated a strategy to transition from its emphasis on proprietary systems and software to its new focus as a provider of office productivity solutions. However, these industry changes resulted, during 1989, in a first-time decline in the Company's total product and service revenues. The Company undertook restructuring initiatives in direct response to these conditions. These actions included workforce reductions, realignment of the sales and service organization, consolidation of certain operating facilities, and the discontinuation of operations not considered part of the Company's strategic direction. The need for continued change and downsizing, which eventually outpaced available sources of cash during 1992, resulted in the need for the Company to seek the relief of Chapter 11. The initiatives in 1993 and 1994 were taken to further restructure the Company prior to its emergence from Chapter 11.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

The activity related to these restructuring actions during the three years ended
June 30, 1995, is summarized in the following   table (in millions):
                                              Liabilities
                                   Charges   Discharged at
                                     to      September 30,
                                 Operations    1993 and    Charges
                       Balance    in 1993     Effects of   utilized  Adjustments     Charges   Balance
                       June 30,     and       Fresh-Start   in 1993   to Accrual    utilized   June 30,
                         1992       1994      Reporting    and 1994    in 1995      in 1995      1995
                       --------------------------------------------------------------------------------
Facilities              $132.0      $  2.8      $(30.4)    $ (70.7)     $  1.2      $ (24.7)    $ 10.2
Depreciable assets        78.3        67.8        (9.5)     (121.7)       (2.0)        (9.2)       3.7
Workforce-related         80.2        35.3         9.6       (99.7)       (0.6)       (21.2)       3.6
Other                    111.3        19.7        (9.4)     (108.2)       (0.8)        (6.2)       6.4
                        ------      ------     -------     -------      ------      -------     ------
Total                   $401.8       125.6     $ (39.7)    $(400.3)     $ (2.2)     $ (61.3)    $ 23.9
                        ======                 =======     =======      ======      =======     ======
Realized gains on
  related asset
  sales                              (25.2)
                                    ------

Net provision                       $100.4
                                    ======

The June 30, 1995, balance of restructuring reserves is classified as follows
(in millions):

  Depreciable assets                                  $ 3.7
  Accounts payable, accrued expenses and other         14.8
  Liabilities of businesses held for sale               1.0
  Non-current liabilities                               4.4
                                                      -----
                                                      $23.9
                                                      =====

Cash outlays to complete the balance of the Company's restructuring initiatives are estimated to approximate $15 million in fiscal 1996 and $4 million in fiscal 1997. The cash outlays related to the facilities reserve are not expected to extend beyond June 30, 1997, although they may be required earlier in the event of any lease termination settlements. Workforce-related actions were completed by September 30, 1994, although under certain circumstances the actual payment of termination costs extended beyond that date.

The Company, after it had finalized a formal plan to restructure its operations, recorded its restructuring charges and related reserves based upon the best information available at the time. The facilities-related reserves for the Company's excess manufacturing, sales and service, and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves are utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the disposal value of real estate, leasehold improvements, spares and other productive assets no longer required. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. Other asset-related reserves were established principally to recognize a write-down in the value of certain inventory, capitalized software and other assets directly related to the actions taken by the Company to significantly curtail manufacturing and development activities related to its proprietary hardware and software products.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

The 1993 and 1994 restructuring provisions were offset by $25.2 million in gains on the sale of non-strategic assets sold in connection with the Company's Reorganization Plan. The restructuring provisions included $67.8 million for depreciable asset write-downs, $35.3 million for employee termination costs, $10.3 million for the disposal of certain sales and manufacturing subsidiaries, $2.8 million for abandonment of facilities, and $9.4 million for various other restructuring actions, including the write-down of other assets, such as inventories and capitalized software. These restructuring charges were required to further reduce the worldwide sales, manufacturing, finance and administration, and research and development personnel to approximately 5,000 people. These personnel reductions resulted in significantly reduced requirements for real estate and other facilities and in related write-downs in depreciable assets. Included in asset write-downs were provisions for inventory write-downs as a result of the reduced manufacturing requirements.

In December 1993, the Company sold a 70% interest in its New Zealand subsidiary for net proceeds of $7.0 million. The loss on the sale was recorded as part of the 1994 restructuring initiative. The Company recorded $0.8 million in equity income for the twelve months ended June 30, 1995, relating to this subsidiary. At June 30, 1995, the equity investment in New Zealand was $4.8 million and is included in other non-current assets on the accompanying consolidated balance sheet.

On March 31, 1993, the Company sold the remaining approximately 70% interest in its Taiwan manufacturing subsidiary, Wang Laboratories Taiwan Ltd., and a 51% interest in Wang Industrial Company Ltd. ("WICL"), its Taiwan sales and marketing subsidiary. In return for the ownership interests in the two subsidiaries, the Company and other Company subsidiaries were relieved of approximately $184 million in obligations to the Taiwan manufacturing and sales subsidiaries. During fiscal 1995, the Company sold its remaining 49% interest in WICL. Proceeds from the sale amounted to $13.4 million.

NOTE K--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments."

The Company's financial instruments as of June 30, 1995 and 1994 were cash and cash equivalents, forward exchange contracts, long- and short-term debt and preferred stock. The carrying amounts reported in the balance sheets for cash and cash equivalents, forward exchange contracts and long and short-term debt approximate their fair value. The fair values of the Company's preferred stock are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar borrowing arrangements. The Company's 4.5% Preferred Stock approximates fair value while the fair value of the 11% Preferred Stock was estimated at $69.1 million.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L--SUBSEQUENT EVENT

On July 21, 1995, the Company acquired Sigma Imaging Systems, Inc., a privately held company that designs and markets state-of-the-art workflow and imaging software for paper-intensive businesses, including insurance, banking, finance, utilities, and government. The Company paid approximately $20 million for Sigma, consisting of $15 million in cash and approximately $5 million in common stock. Approximately $9 million in cash was paid at the end of July 1995, and an additional $6 million will be paid during fiscal 1996. In connection with the acquisition, the Company anticipates a provision of approximately $20 million, that will be recorded in the first quarter of fiscal year 1996, related to purchased research and development and the Company's overlapping development efforts.

Wang Laboratories, Inc. and Subsidiaries
Quarterly Results of Operations (Unaudited)

(Dollars in millions except per share data)

                                               September       December         March            June
Three months ended                                30,             31,             31,             30,
-------------------------------------------------------------------------------------------------------
Year ended June 30, 1995
                                                                Reorganized Company
                                                -------------------------------------------------------
Revenues                                        $192.2          $216.1          $253.1          $284.9
Costs                                            126.2           146.5           185.1           198.3
Expenses                                          57.0            55.3            72.0            72.7
Amortization of intangibles - fresh-start
  and Bull                                         6.6             6.6             8.9             9.9
Integration-related costs and other charges         --              --            64.2              --
                                                ------          ------          ------          ------
Operating income (loss)                            2.4             7.7           (77.1)            4.0
Interest and other (income) expense - net         (3.1)           (1.9)           (1.3)           (2.7)
Provision for income taxes                         2.7             4.5            (3.6)             --
                                                ------          ------          ------          ------
Net income (loss)                               $  2.8          $  5.1          $(72.2)         $  6.7

Dividends and accretion on 4 1/2% and
  11% preferred stock                              2.0             2.1             2.1             2.5
                                                ------          ------          ------          ------
Net income (loss) applicable to
  common stockholders                           $  0.8          $  3.0          $(74.3)         $  4.2
                                                ======          ======          ======          ======

Net income per share                            $  .02          $  .09          $(2.24)         $  .12
                                                ======          ======          ======          ======

Year ended June 30, 1994                      Predecessor
                                                Company                  Reorganized Company
                                              -----------       --------------------------------------
Revenues                                        $210.9      |   $231.8          $205.0          $207.6
Costs                                            127.0      |    145.4           131.4           131.0
Expenses                                          71.5      |     71.8            65.1            67.4
Amortization of intangibles - fresh-start           --      |      6.9             6.9             6.9
                                                ------      |   ------          ------          ------
                                                            |
Operating income (loss)                           12.4      |      7.7             1.6             2.3
Interest and other (income) expense - net          0.1      |     (2.7)           (3.8)           (2.3)
Provision for income taxes                         0.4      |      5.5             2.3             2.0
                                                ------      |   ------          ------          ------
                                                            |
Income from continuing operations before                    |
  reorganization-related items                    11.9      |      4.9             3.1             2.6
Reorganization-related items                     488.0(a)   |       --              --              --
                                                ------      |   ------          ------          ------
                                                            |
Net income                                       499.9      |      4.9             3.1             2.6
                                                            |
Dividends and accretion on 11%                              |
  preferred stock                                   --      |      0.3             1.9             2.0
                                                ------      |   ------          ------          ------
                                                            |
Net income applicable to common stockholders    $499.9      |   $  4.6          $  1.2          $  0.6
                                                ======      |   ======          ======          ======
                                                            |
Net income per share                            $    *      |   $  .14          $  .04          $  .02
                                                ======      |   ======          ======          ======

(a) Includes $329.3 million extraordinary gain on debt discharge and $193.6 million to adjust the Company's balance sheet to fair market value recorded as a result of the confirmation of the Reorganization Plan and the adoption of fresh-start reporting. These gains are reduced by $34.9 million of professional fees, restructuring initiatives, and other expenses related to the Company's reorganization under Chapter 11.

* Per share data are not presented for periods prior to September 30, 1993, the Confirmation Date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the Company.

See notes to the consolidated financial statements.


Wang Laboratories, Inc. and Subsidiaries
Five-Year Comparison of Selected Financial Data

(Dollars in millions except per share data)

                                                   Reorganized Company                        Predecessor Company
                                            --------------------------------     ----------------------------------------------
                                                Year             Nine Months       Three Months        Year Ended June 30,
                                                Ended              Ended              Ended        ----------------------------
                                            June 30, 1995      June 30, 1994      Sept 30, 1993    1993      1992       1991
------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $946.3             $644.4     |      $210.9      $1,247.0  $1,896.2   $2,092.9
                                                                               |
Income (loss) from continuing operations                                       |
  before reorganization expenses,                                              |
  discontinued operations, fresh-start                                         |
  reporting adjustment and                                                     |
  extraordinary item                             $(57.6)            $ 10.6     |      $ 11.9      $  (69.9)  $(358.2)   $(377.9)
                                                                               |
Reorganization expenses                              --                 --     |       (34.9)       (127.3)       --         --
                                                                               |
Income (loss) from discontinued                                                |
  operations                                         --                 --     |          --            --       1.6       (7.6)
Fresh-start reporting adjustment                     --                 --     |       193.6            --        --         --
Gain on debt discharge                               --                 --     |       329.3            --        --         --
                                                 ------             ------     |      ------      --------  --------   --------
                                                                               |
Net income (loss)                                 (57.6)              10.6     |       499.9        (197.2)   (356.6)    (385.5)
Dividends and accretion on                                                     |
  preferred stock                                  (8.7)              (4.2)    |          --            --        --         --
                                                 ------             ------     |      ------      --------  --------   --------
                                                                               |
Net income (loss) applicable to common                                         |
  stockholders                                   $(66.3)            $  6.4     |      $499.9      $ (197.2)  $(356.6)  $ (385.5)
                                                 ======             ======     |      ======      ========  ========   ========
                                                                               |
Net income per share                             $(2.02)            $  .20     |           *             *         *          *
                                                 ======             ======     |      ======      ========  ========   ========
                                                                               |
Average number of employees                       5,900              5,900     |       6,700         9,500    13,900     18,100
                                                                               |
At June 30,                                                                    |
Total assets                                     $859.0             $686.0     |                  $  588.8  $1,065.9   $1,417.9
                                                                               |
Depreciable assets, net                          $134.0             $ 79.6     |                  $  137.4  $  316.1   $  495.2
                                                                               |
Working capital                                  $ 44.1             $ 94.7     |                  $   26.3  $  (13.7)  $  199.2
                                                                               |
Long-term debt, excluding                                                      |
  Liabilities subject to compromise              $ 22.8             $  2.0     |                  $   13.8  $  452.6   $  499.5
                                                                               |
Preferred stock                                  $145.9             $ 53.2     |                  $     --  $     --   $     --
                                                                               |
Stockholders' equity (deficit)                   $219.6             $264.2     |                  $ (501.4) $ (286.4)  $   52.7
                                                                               |
Number of employees                               6,900              5,300     |                     6,900    12,900     16,800


    Certain prior years' amounts have been reclassified to conform to the presentation for fiscal 1995.  Employee data excludes discontinued operations and businesses held for sale.

*   Per share data are not presented for periods prior to September 30, 1993, the Confirmation Date of the Company's
    Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the
    Company.

See notes to the consolidated financial statements.

                                                     39

                                                                      EXHIBIT D


Wang Laboratories, Inc. and Subsidiaries
SCHEDULE II - Valuation and Qualifying Accounts (in millions):

         COL A.                  COL. B                    COL. C                     COL. D          COL. E
--------------------------------------------------------------------------------------------------------------
                                                          Additions
                                                        ---------------
                                Balance at       Charged to     Charged to                           Balance
                                Beginning        Costs and      Other Accounts      Deductions-      at End
       DESCRIPTION              of Period        Expenses       Describe            Describe         of Period
--------------------------------------------------------------------------------------------------------------
Year ended June 30, 1995:
Allowances for doubtful
accounts and sales credits......   $ 4.4            $6.3          $  --               $ --(2)           $10.7

Nine months ended
 June 30, 1994:
Allowances for doubtful
accounts and sales credits......   $ --             $4.1          $0.4                $ 0.1(2)          $ 4.4

Three months ended
 September 30, 1993:
Allowances for doubtful
accounts and sales credits.....    $30.3            $0.1          $ --                $30.4(1)(2)       $ --

Year ended June 30, 1993:
Allowances for doubtful
accounts and sales credits.....    $28.4            $9.2          $3.3(3)             $10.6(2)(4)       $30.3

(1)  Includes $27.4 million adjustment as a result of the implementation of fresh-start reporting.
(2)  Accounts charges off, net of recoveries.
(3)  Amounts directly related to Chapter 11 case that were charged to reorganization expenses.
(4)  Includes adjustment to eliminate balances of businesses held for sale.


Exhibit No.            Description                              Page No.
-----------            -----------                              --------
2.1(1)      The Amended and Restated Reorganization
            Plan of Wang Laboratories, Inc. and
            Official Committee of Unsecured
            Creditors dated September 30, 1993

3.1(2)      Certificate of Incorporation

3.2(12)     Amended and Restated Certificate of
            Stock Designation with respect to the
            11% Preferred Stock

3.3(1)      By-laws of the Registrant

3.4(9)      Certificate of Incorporation, as
            amended

3.5         Certificate of Stock Designation with
            respect to the 4 1/2% Series A Cumulative
            Convertible Preferred Stock

10.1(3)     Stock Incentive Plan

10.2(3)     1993 Directors' Stock Option Plan

10.3(4)     Form of Contingent Severance
            Compensation Agreements with Donald P.
            Casey, J.J. Van Vuuren, Albert A.
            Notini, William P. Ferry, David I.
            Goulden, Bruce A. Ryan, James J. Hogan
            and Franklyn A. Caine, each an
            executive officer of the Company

10.4(5)     Contingent Severance Compensation
            Agreement with Joseph M. Tucci

10.5(7)     Employment Agreement with Joseph M.
            Tucci, as amended

10.6(6)     Employment Agreement with Donald P.
            Casey

10.7(7)     Employment Agreement with William P.
            Ferry

Exhibit No.            Description                              Page No.
-----------            -----------                              --------
10.8(7)         Employment Agreement with James
                J. Hogan

10.9(3)         Loan and Security Agreement
                with Congress Financial
                Corporation, dated December 15,
                1993


10.10(5)        Termination Agreement between
                the Registrant and Michael Mee

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

10.12(3)        Form of Registration Rights
                Agreement for Securities, dated
                December 17, 1993

10.13(5)        Consulting Employment Agreement
                of Stephen G. Jerritts

10.14(3)        Consulting Agreement of Raymond
                C. Kurzweil

10.15(5)        Employee Retention Agreement
                with William P. Ferry

10.16(5)        Employee Retention Agreement
                with James J. Hogan

10.17(5)        Employment Agreement with Bruce
                A. Ryan

10.18(7)        Form of Non-Negotiable Security
                Promissory Note from Joseph M.
                Tucci to the Registrant

10.19(7)        Form of Pledge Agreement with
                Joseph M. Tucci

Exhibit No.            Description                              Page No.
-----------            -----------                              --------
10.20(7)        Form of Non-Negotiable Secured
                Promissory Note from Donald P.
                Casey to the Registrant

10.21(7)        Form of Pledge Agreement with
                Donald P. Casey

10.22(8)        Stock Incentive Plan, as
                Amended

10.23(9)        Contingent Severance
                Compensation, as Amended with
                Franklyn A. Caine

10.24(9)        Employees' Stock Incentive Plan

10.25(9)        1995 Director Stock Option Plan

10.26(10)       The Asset and Stock Purchase
                Agreement among Wang
                Laboratories, Inc., Bull HN
                Information Systems, Inc., Bull
                S.A. and, for certain purposes,
                Compagnie de Machines Bull
                dated as of December 30, 1994
                and a Credit Agreement among
                Wang Laboratories, Inc., HFS,
                Inc. and certain lenders and
                agents named therein and
                Banker's Trust Company dated
                January 30, 1995

10.27(11)       Employment Agreement with
                Ronald A. Cuneo

10.28           Employment Agreement with
                Joseph M. Tucci, as Amended

10.29           Employment Agreement with
                Donald P. Casey, as Amended

10.30           Employment Agreement with
                Stephen G. Jerritts

Exhibit No.            Description                                                   Page No.
-----------            -----------                                                   --------
11.1            Statement of commputation of
                earnings per share

23.1            Consent of Ernst & Young LLP,
                Independent Auditors

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A (File No. 0-22470), filed on September 27, 1993.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-73210), filed on December 21, 1993.

(3) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

(4) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

(5) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-81526) filed September 13, 1994.

(6) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1993.

(7) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1994.

(8) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

(9) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1994.

(10) Filed as an Exhibit to the Registrant's Current Report of Form 8-K dated January 31, 1995.

(11) Filed as an Exhibit to the Registrant's quarter report on Form 10-Q for the quarter ended March 31, 1995.

(12) Filed as an Exhibit to the Registration Statement on Form S-3 (File No. 33-58717), filed April 19, 1995.