Form 10-Q
period 1995-09-30
WANG LABORATORIES INC
filed 1995-11-14
CIK 104519

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ---- to ----

                         Commission file number 1-5677


                            WANG LABORATORIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               04-2192707
                --------                               ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)

         600 Technology Park Drive
         Billerica, Massachusetts                   01821-4130
         -------------------------                  ----------
(Address of principal executive offices)              (Zip Code)

                                 (508) 967-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (September 30, 1995):

Common stock, par value $.01 per share              34,036,851 shares


                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                     INDEX




Part I. FINANCIAL INFORMATION                                         PAGE NO.
        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet -                    3
                 September 30, 1995 and June 30, 1995

                 Condensed Consolidated Statement of Operations -          5
                 Three months ended September 30, 1995 and
                 Three months ended September 30, 1994

                 Condensed Consolidated Statement of Cash Flows -          6
                 Three months ended September 30, 1995 and
                 Three months ended September 30, 1994

                 Notes to Condensed Consolidated Financial Statements -    7
                 September 30, 1995

        Item 2.  Management's Discussion and Analysis of Financial        11
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                        15

        Item 6.  Exhibits and Reports on Form 8-K                         15


SIGNATURE                                                                 19

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                September 30,        June 30,
                                                    1995               1995
                                                -------------        --------
ASSETS                                               (Dollars in millions)
------
CURRENT ASSETS
   Cash and equivalents                         $  153.9             $  181.3
   Accounts receivable, net of allowances of
     $12.0 million at September 30, 1995 and
     $10.7 million at June 30, 1995                198.4                182.4
   Inventories                                      28.1                 24.4
   Other current assets                             36.0                 37.2
                                                --------             --------
      Total current assets                         416.4                425.3

Depreciable assets, net of accumulated
   depreciation of $73.7 million at September
   30, 1995 and $60.9 million at June 30, 1995     124.3                134.0
Intangible assets, net                             262.3                274.0
Other                                               25.1                 25.7
                                                --------             --------

Total assets                                    $  828.1             $  859.0
                                                ========             ========





         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEET - (Continued)
                                  (UNAUDITED)

                                                September 30,        June 30,
                                                    1995              1995
                                                -------------        -------

                                                      (Dollars in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
   Borrowings due within one year                   $  2.0             $  3.0
   Accounts payable, accrued expenses and other      263.5              275.0
   Income taxes                                        9.9               10.1
   Deferred service revenue                           91.1               93.1
                                                    ------             ------
     Total current liabilities                       366.5              381.2

LONG-TERM LIABILITIES
   Debt                                               22.8               22.8
   Restructuring                                       8.0                9.0
   Other liabilities                                  85.3               80.8
                                                    ------             ------
     Total long-term liabilities                     116.1              112.6

4 1/2% Series A cumulative convertible
   preferred stock, $.01 par value, 90,000
   shares issued at September 30, 1995 and
   June 30, 1995; redemption and liquidation
   preference of $90.0 million                        84.2               84.1

11% Exchangeable preferred stock, $.01 par value,
   3,660,000 shares authorized, 2,914,325 issued
   at September 30, 1995 and 2,836,326 at
   June 30, 1995; redemption and liquidation
   preference of $72.8 million                        63.7               61.5

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 100,000,000
     shares authorized; outstanding shares:
     34,036,851 at September 30, 1995 and
     33,907,759 at June 30, 1995                       0.3                0.3
   Capital in excess of par value                    281.4              280.8
   Cumulative translation adjustment                   0.2               (0.5)
   Accumulated deficit                               (84.3)             (61.0)
                                                    ------             ------
     Total stockholders' equity                      197.6              219.6
                                                    ------             ------

Total liabilities and stockholders' equity          $828.1             $859.0
                                                    ======             ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months                  Three Months
                                            Ended                         Ended
                                        September 30,                 September 30,
                                             1995                         1994
                                        -------------                 -------------

                                         (Dollars in millions, except per share data)
REVENUES
  Product sales                            $ 82.8                       $ 78.7
  Service and other                         181.3                        113.5
                                           ------                       ------
                                            264.1                        192.2

COSTS AND EXPENSES
  Cost of product sales                      54.7                         54.8
  Cost of service and other                 124.1                         71.4
  Research and development                    8.7                          7.6
  Selling, general and
    administrative                           58.9                         49.4
  Amortization of intangibles -
    acquisition and fresh-start              10.4                          6.6
  Acquisition-related charges                27.2                           --
                                           ------                       ------
      Total costs and expenses              284.0                        189.8
                                           ------                       ------

OPERATING INCOME (LOSS)                     (19.9)                         2.4

OTHER (INCOME) EXPENSE
  Interest expense                            1.0                          0.8
  Other income - net                         (3.0)                        (3.9)
                                           ------                       ------
       Total other income                    (2.0)                        (3.1)
                                           ------                       ------

INCOME (LOSS) BEFORE INCOME TAXES           (17.9)                         5.5

Provision for income taxes                    2.0                          2.7
                                           ------                      -------

NET INCOME (LOSS)                           (19.9)                         2.8

Dividends and accretion on
  preferred stock                            (3.4)                        (2.0)
                                           ------                       ------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                      $(23.3)                      $  0.8
                                           ======                       ======

Weighted average shares and common
  share equivalents outstanding
  (in millions)                              34.0                         32.8

NET INCOME (LOSS) PER SHARE                $(0.68)                      $ 0.02
                                           ======                       ======


         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                    Three Months                   Three Months
                                                       Ended                          Ended
                                                    September 30,                  September 30,
                                                        1995                           1994
                                                    -------------                  -------------

                                                               (Dollars in millions)
OPERATING ACTIVITIES
  Net income (loss)                                     $(19.9)                   $  2.8
  Depreciation                                            14.6                       6.8
  Amortization                                            11.7                       7.6
  Non-cash provision for income taxes                      1.8                       2.4
  Provision for acquisition-related charges               27.2                        --
  Payments of acquisition- and integration-
    related costs and other charges                      (10.7)                       --
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
    Accounts receivable                                  (16.0)                      1.2
    Inventories                                           (0.9)                      1.4
    Other current assets                                   0.3                      (0.4)
    Accounts payable and other current liabilities       (11.5)                     (4.1)
    Other                                                   --                      (1.2)
                                                        ------                    ------
  Net changes in other accounts affecting
    operations                                           (28.1)                     (3.1)
                                                        ------                    ------
  Net cash provided by (used in) operations
    before restructuring payments and
    reorganization-related items                          (3.4)                     16.5
  Restructuring payments and reorganization-
    related items                                         (4.1)                    (20.1)
                                                        ------                    ------
  Net cash used in operations                             (7.5)                     (3.6)
                                                        ------                    ------

INVESTING ACTIVITIES
  Investment in depreciable assets                        (9.9)                     (5.7)
  Investment in capitalized software                      (0.5)                     (1.4)
  Business acquisitions, net of cash acquired             (7.6)                     (1.5)
  Other                                                   (1.6)                     (0.6)
                                                        ------                    ------
  Net cash used in investing activities                  (19.6)                     (9.2)
                                                        ------                    ------

FINANCING ACTIVITIES
  Payments of long-term debt                                --                      (0.4)
  Increase (decrease) in short-term borrowings            (0.8)                      6.2
  Other                                                    0.6                        --
                                                        ------                    ------
  Net cash provided by (used in)
    financing activities                                  (0.2)                      5.8
                                                        ------                    ------

Effect of changes in foreign exchange rates
    on cash                                               (0.1)                      1.8
                                                        ------                    ------

DECREASE IN CASH AND EQUIVALENTS                         (27.4)                     (5.2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              181.3                     189.4
                                                        ------                    ------

CASH AND EQUIVALENTS AT END OF PERIOD                   $153.9                    $184.2
                                                        ======                    ======


         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995


NOTE A - BASIS OF PRESENTATION
------------------------------

During interim periods, the Company follows the accounting policies set forth in its most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the most recent Annual Report on Form 10-K when reviewing interim financial statements.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full year. However, in the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting principally of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and cash flows of Wang Laboratories, Inc. and its consolidated subsidiaries for the interim periods presented.

Earnings per share is based on the weighted average number of common shares outstanding, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan, and the effect, when dilutive, of stock options and warrants. Net income(loss), for purposes of calculating earnings per share, has been reduced by cumulative dividends and accretion related to the Company's preferred stock.

Certain amounts in previously issued financial statements were reclassified to conform to current presentations.


NOTE B - BUSINESS ACQUISITION
-----------------------------

On July 21, 1995 ("Closing Date"), the Company acquired Sigma Imaging Systems, Inc. ("Sigma"), a privately held company that designs and markets workflow and imaging software for paper-intensive businesses, including insurance, banking, finance, utilities and government. The purchase price of $20.0 million consists of $15.0 million in cash and $5.0 million in common stock of the Company. A cash payment of $9.0 million was made on July 21, 1995 and $6.0 million is due to former Sigma stockholders in February 1996. The common stock will be distributed to former Sigma stockholders on January 3, 1997. The 299,176 shares of the Company's common stock to be issued in connection with the acquisition of Sigma was determined by dividing $5.0 million by $16.71, which was the average closing sale price per share of the Company's common stock on the 20 consecutive trading days ending on the trading day prior to the closing date.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of costs over the fair value of the net assets acquired totaled $5.9 million and is included in intangible assets.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995



NOTE B (Continued)
------


Acquisition-related charges have been recorded as of September 30, 1995, and consist of the following:

         Sigma in-process research and
           development                     $16.0
         Capitalized software                6.6
         Workforce-related and other         4.6
                                           -----
           Total                           $27.2
                                           =====

The in-process research and development charge consists of that portion of the purchase price allocated to Sigma which was charged to operations because, in management's opinion, technological feasibility for this purchased research and development had not been established. Capitalized software write-offs pertain to overlapping workflow software development efforts. Workforce-related charges, consisting principally of Wang severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. Other charges relate to customer transition commitments for discontinued Wang product offerings.

Cash outlays to complete the acquisition-related initiatives are estimated at $3.9 million, and are anticipated to be generally completed during fiscal 1996.

Pro forma results of operations are not presented as the amounts do not differ significantly from the Company's historical results.

NOTE C - OTHER BALANCE SHEET INFORMATION
----------------------------------------

Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                             September 30,          June 30,
                                                 1995                 1995
                                             -------------          --------
Inventories
      Finished products                           $15.8               $14.5
      Raw materials and work-in-process             8.3                 8.7
      Service parts and supplies                    4.0                 1.2
                                                  -----               -----

                                                  $28.1               $24.4
                                                  =====               =====

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               SEPTEMBER 30, 1995


NOTE C - (Continued)
------

                                               September 30,         June 30,
                                                   1995                1995
                                               -------------         --------
Intangible assets
      Trademarks and patents                      $ 21.8              $ 21.3
      Computer software                             34.2                42.2
      Installed base - service                     124.0               123.5
      License agreements                            29.9                29.9
      Assembled workforce                           13.8                11.7
      Goodwill                                      21.4                18.9
      Reorganization value in excess of amounts
        allocated to identifiable assets            85.4                86.6
                                                  ------              ------
                                                   330.5               334.1
      Less accumulated amortization                 68.2                60.1
                                                  ------              ------
                                                  $262.3              $274.0
                                                  ======              ======

Accounts payable, accrued expenses and other
      Accounts payable                            $ 48.9              $ 62.2
      Accrued expenses                              97.2                91.8
      Compensation and benefits                     48.5                50.1
      Restructuring and acquisition-
        and integration-related accruals            47.7                56.6
      Other                                         21.2                14.3
                                                  ------              ------

                                                  $263.5              $275.0
                                                  ======              ======

Other long-term liabilities
      Postretirement benefits accrual             $ 18.6              $ 18.5
      Pension liability                              7.0                 8.2
      Bull facilities accrual                       16.0                16.5
      Reorganization-related accruals                8.0                 8.4
      Insurance accruals                             7.2                 6.5
      Deferred income taxes                         15.2                15.3
      Other                                         13.3                 7.4
                                                  ------              ------

                                                  $ 85.3              $ 80.8
                                                  ======              ======


NOTE D - CONTINGENCIES
----------------------

On October 27, 1994, Wang filed suit against FileNet Corporation alleging the infringement of five Wang patents covering a wide range of imaging and workflow technologies. A sixth imaging patent was subsequently added. Wang is seeking damages and injunctive relief. The parties are currently engaged in the discovery process. The trial is currently scheduled for calendar 1996.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               SEPTEMBER 30, 1995

NOTE D (Continued)
------

The Company is a defendant in several "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' injuries. The Company believes that all RSI claims brought against the Company arising before the confirmation of the Reorganization Plan will be discharged pursuant to the Reorganization Plan. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company.
To date, approximately 60 claims have been made against the Company alleging damages for RSI injuries. Claims for all but three of these have been filed as part of the Company's Chapter 11 proceeding (the Company filed for Chapter 11 protection in August 1992 and effectively emerged from Chapter 11 on September 30, 1993). The Company intends to defend itself vigorously against any liability asserted.

Prior to its filing for Chapter 11 protection, the Company was also a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11. Claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under the Reorganization Plan. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all litigation will be material to the Company's consolidated financial position or its results of operations.

On September 5, 1995, the Company filed suit in the United States District Court for the Eastern District of Virginia against Decision Servcom, Inc. ("DSI"), alleging infringement by DSI of copyrights held by the Company on the operating system software for the Company's VS line of minicomputers. The Company is seeking damages and injunctive relief.

NOTE E - SUBSEQUENT EVENT
-------------------------

On October 18, 1995, the Company acquired BISS Limited, a privately held company operating in the United Kingdom that designs, installs, integrates and supports network and client/server computing solutions. Approximately $14 million of the $16 million purchase price was paid in cash in October, with the additional $2 million to be paid in March 1997.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The Company reported revenues of $264.1 million for the three months ended September 30, 1995, a 37.4% increase compared to revenues of $192.2 million for the same period of the prior year. After acquisition-related charges of $27.2 million relating to the acquisition of Sigma Imaging Systems, Inc. ("Sigma") and $10.4 million of amortization of fresh-start and acquired intangible assets, the Company reported an operating loss of $19.9 million. This compares to operating income of $2.4 million for the quarter ended September 30, 1994, which included $6.6 million of amortization of intangible assets.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounted to $33.9 million for the first quarter, compared to $18.5 million for the quarter ended September 30, 1994, an increase of 83.2%. EBITDA was determined by excluding from the net income(loss): acquisition-related charges; income taxes; interest expense; interest income (interest income of $2.7 million and $2.1 million for the quarter ended September 30, 1995 and 1994, respectively, was reported in the caption Other income); depreciation and amortization.

On July 21, 1995, the Company completed the acquisition of Sigma. Sigma designs and markets workflow and imaging software for paper-intensive businesses. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-enabled transaction processing applications. Sigma's products are used in some of the largest multi-site imaging and workflow systems in operation today. The Sigma products running on Microsoft Corporation's Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft Corporation.

The Company has begun shipment of its workflow and imaging software designed to run on Microsoft Corporation's Windows NT server and BackOffice software. As part of the Company's alliance with Microsoft, the Company was designated as the preferred vendor of imaging and workflow systems, and is working closely with Microsoft in the definition of the standards which would enable interoperability between production workflow systems and electronic messaging systems. In the first half of fiscal 1996, the Company expects to provide connections between its document imaging software for Windows and the Company's family of imaging server products.

Product revenues for the first quarter increased by 14.1% to $42.3 million in the United States, while international product revenues decreased slightly to $40.5 million, compared to $37.1 million and $41.6 million, respectively, for the same period of the prior year. Proprietary product sales totaled $18.3 million for the first quarter, 1995 as compared to $18.8 million in the prior year first quarter. Network product and other product sales totaled $56.0 million and $56.6 million for the first quarter of 1995 and 1994, respectively. Open software product sales more than doubled to $8.5 million for the three months ended September 30, 1995, from $3.3 million during the three months ended September 30, 1994.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

Service and other revenues for the three months ended September 30, 1995 in the United States increased $52.2 million to $100.9 million, while international service and other revenues increased by $15.6 million to $80.4 million, compared to the same period of the prior year. Increased service and other revenues are due to the acquisition of the U.S. customer services business of Bull HN Information Systems, Inc. and certain of its sales and service subsidiaries ("Bull") in the third quarter of fiscal 1995. Proprietary services increased $19.8 million as a result of a $38.0 million increase in Bull proprietary product services revenue, and an $18.2 million decrease in Wang proprietary product services revenue. Wang proprietary maintenance revenues declined at approximately the same rate as they had in recent periods. Network services increased $47.3 million compared to the same period of the prior year. This increase was mainly due to increased third party maintenance contracts acquired from Bull. Open software services totaled $0.7 million for the quarter.

Product gross margin for the three months ended September 30, 1995 increased to 33.9% from 30.4% in the comparable period of the prior year. The increase was due to changes in product mix, particularly the increased volume of open software and the addition of high-margin Bull products.

Gross margin for service and other revenues for the three months ended September 30, 1995 decreased to 31.6% from 37.1% in the comparable period of the prior year. Margins were negatively affected by the increase in maintenance on lower-margin multi-vendor service products. The service gross margin continued to be adversely affected by competitive and technological pressures. Additionally, the Bull acquisition has reduced the gross margin because of its historically lower margins on its proprietary maintenance contracts as compared to margins on the Company's proprietary maintenance contracts.

Research and development costs increased by $1.1 million, or 14.5%, representing 3.3% and 4.0% of revenues for the three months ended September 30, 1995 and 1994, respectively. The increase is due to the Bull and Sigma acquisitions. The Company's development efforts are now focused on developing software for open systems platforms and to continuing support of its proprietary VS products.

Selling, general and administrative expenses increased $9.5 million, or 19.2% for the period due to the Bull and Sigma acquisitions, and represented 22.3% and 25.7% of revenues for the three months ended September 30, 1995 and 1994, respectively. Offsetting these increases were acquisition- and integration-related initiatives and restructuring programs which continued to contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses.

Amortization of fresh-start and acquired intangible assets totaled $10.4 million and $6.6 million for the three months ended September 30, 1995 and 1994, respectively. Amortization of $3.5 million was recorded for the three months ended September 30, 1995 for intangible assets established in connection with the Bull acquisition. Amortization of $6.5 million and $6.6 million for the three months ended September 30, 1995 and 1994, respectively, relates to the implementation of fresh-start reporting as of September 30, 1993.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

Interest expense increased to $1.0 million, principally as the result of interest on the acquisition note payable to Bull HN Information Systems, Inc. Other income was primarily comprised of interest income, which totaled $2.7 million and $2.1 million for the three months ended September 30, 1995 and 1994, respectively, and which resulted primarily from investments in time deposits.

The provision for income taxes of $2.0 million and $2.7 million included $1.8 million and $2.4 million of non-cash expense for the three months ended September 30, 1995 and 1994, respectively, relating to the utilization of the Company's net operating loss carryforwards. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At September 30, 1995, the Company employed approximately 6,800 people in continuing operations, compared to 5,000 at September 30, 1994. The Bull acquisition resulted in increased personnel levels of approximately 1,800.


Liquidity and Sources of Capital
--------------------------------

Cash and equivalents decreased $27.4 million to $153.9 million, primarily due to working capital needs, payments of restructuring, reorganization and acquisition- and integration-related items and cash used for the Sigma acquisition. This compares to a $5.2 million decrease in the same period of the prior year.

Cash used in operations before reorganization-related items of $3.4 million and for reorganization- related items of $4.1 million, resulted in net cash used in operations of $7.5 million for the three months ended September 30, 1995. This compares to cash provided by operations before reorganization-related items of $16.5 million, offset by payments of reorganization-related items of $20.1 million, resulting in $3.6 million net cash used in operations in the three months ended September 30, 1994. Higher levels of receivables and inventories utilized $16.9 million of cash in the current quarter, compared to cash generated of $2.6 million in the same quarter of the prior year. Lower accounts payable and other current liabilities resulted in reductions of $11.5 million and $4.1 million for the three months ended September 30, 1995 and 1994, respectively. Receivable days sales outstanding increased to 62 days at September 30, 1995 compared to 49 days at September 30, 1994, and relates primarily to the inclusion of the acquired Bull businesses along with the implementation of new financial systems. Inventory turnover rate was 7.8 times at September 30, 1995, compared to 8.0 times at September 30, 1994.

Net cash used in investing activities totaled $19.6 million for the quarter ended September 30, 1995 compared to $9.2 million for the same period of the prior year. Investment in depreciable assets increased by $4.2 million, primarily due to the acquisition of the Bull businesses. Cash paid for business acquisitions of $7.6 million relates to the Sigma acquisition, and consists of a $9.0 million payment and $0.1 million of transaction costs, net of $1.5 million of cash acquired (see Note B, "Business Acquisition").

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
--------------------------------

Net cash used in financing activities totaled $0.2 million for the period compared to net cash provided by financing activities of $5.8 million in the same period of the prior year. Short-term borrowings resulted in cash used of $0.8 million for the three months ended September 30, 1995 compared to cash provided of $6.2 million for the same period of the prior year.

At September 30, 1995, in addition to the cash balance on hand, the parent company had available to it the unused portions of the BTCC financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $74.1 million.

In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $50 million for acquisition- and integration-related costs and other charges and previously recorded restructuring and reorganization-related items.

Dividend requirements of the Company's outstanding 11% Exchangeable Preferred Stock can be satisfied in either cash or payment-in-kind, at the option of the Company, through September 30, 1996. Dividends after September 30, 1996 must be paid in cash. Payment of cash dividends on 4 1/2% Series A Cumulative Convertible Preferred Stock is currently prohibited by the terms of the 11% Exchangeable Preferred Stock and the BTCC financing agreement.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility will be sufficient to meet the parent company's and subsidiaries' cash requirements from operations for at least the next twelve months, and to complete the planned acquisition- and integration-related and restructuring efforts. As part of furthering its business strategy, the Company continually explores the acquisition of or the opportunity for strategic relationships with other businesses. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

                          PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings

      During the quarter ended September 30, 1995 a lawsuit filed by a shareholder in December 1992 alleging certain violations of federal securities laws and other laws was settled within the limits of the Registrant's applicable insurance policies.

ITEM 6.     Exhibits and Reports on Form 8-K

      (a)   The following exhibits are included herein:

Exhibit No.                  Description
-----------     -----------------------------------------
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

3.1(2)          Certificate of Incorporation

3.2(12)         Amended and Restated Certificate of Stock Designation with respect to the
                11% Preferred Stock

3.3(1)          By-laws of the Registrant

3.4(9)          Certificate of Incorporation, as amended

3.5(13)         Certificate of Stock Designation with respect to the 4 1/2% Series A
                Cumulative Convertible Preferred Stock

10.1(3)         Stock Incentive Plan

10.2(3)         1993 Directors' Stock Option Plan

10.3(4)         Form of Contingent Severance Compensation Agreements with Donald P.
                Casey, J.J. Van Vuuren, Albert A. Notini, William P. Ferry, David I.
                Goulden, Bruce A. Ryan, James J. Hogan and Franklyn A. Caine, each an executive officer of the Company

10.4(5)         Contingent Severance Compensation Agreement with Joseph M. Tucci

10.5(7)         Employment Agreement with Joseph M. Tucci, as amended

Exhibit No.                  Description
-----------     -----------------------------------------
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

10.17(5)        Employment Agreement with Bruce A. Ryan

10.18(7)        Form of Non-Negotiable Security Promissory Note from Joseph M. Tucci to the Registrant

10.19(7)        Form of Pledge Agreement with Joseph M. Tucci

10.20(7)        Form of Non-Negotiable Secured Promissory Note from Donald P. Casey to the Registrant

10.21(7)        Form of Pledge Agreement with Donald P. Casey

Exhibit No.                  Description
-----------     -----------------------------------------
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

10.27(11)       Employment Agreement with Ronald A. Cuneo

10.28(13)       Employment Agreement with Joseph M. Tucci, as Amended

10.29(13)       Employment Agreement with Donald P. Casey, as Amended

10.30(13)       Employment Agreement with Stephen G. Jerritts

11.1            Statement of Computation of Earnings per Share

12.1            Statement of Computation of Earnings to Fixed Charges

      (b) During the quarter ended September 30, 1995, the Registrant filed a current report on Form 8-K dated July 27, 1995 relating to the acquisition by the Registrant of all the issued and outstanding stock of Sigma Imaging Systems, Inc.

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

(9) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

(10) Filed as an Exhibit to the Registrant's Current Report of Form 8-K dated January 31, 1995.

(11) Filed as an Exhibit to the Registrant's quarter report on Form 10-Q for the quarter ended March 31, 1995.

(12) Filed as an Exhibit to the Registration Statement on Form S-3 (File No. 33-58717), filed April 19, 1995.

(13) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   November 14, 1995



                                WANG LABORATORIES, INC.




                                /s/ Franklyn A. Caine
                                -------------------------------
                                Franklyn A. Caine,
                                Executive Vice President and
                                Chief Financial Officer