Form 10-Q/A
period 1995-09-30
WANG LABORATORIES INC
filed 1996-02-01
CIK 104519

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-Q/A

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the quarterly period ended:  September 30, 1995
                                 ------------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period from __________ to __________

Commission File Number 1-5677
                       ------

                           Wang Laboratories, Inc.
                           -----------------------
           (Exact Name of Registration as Specified in its Charter)


        Delaware                                        04-2192707
        --------                                        ----------
(State or Other Jurisdiction                        (I.R.S. Employer
 of Organization or Incorporation)                   Identification Number)

        600 Technology Park Drive                       01821-4130
        Billerica, Massachusetts                        ----------
        ------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                (508) 967-5000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X          NO ___
                            ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 1995).

        Common Stock, par value $.01 per share          34,036,851

                                   PART II.

                              OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

     (a)  The following exhibits are included herein:

Exhibit No.                     Description
-----------             ----------------------------

10.31 Form of Contingent Severance Compensation Agreements with Stephen G. Jerritts and Ronald E. Cuneo.

10.32 Form of Amendment to Contingent Severance Compensation Agreements with Joseph M. Tucci, Donald P. Casey, Albert
                        A. Notini, William P. Ferry, David I. Goulden, James J. Hogan, Stephen G. Jerritts and Franklyn A. Caine, each an executive officer of the Company.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WANG LABORATORIES, INC.

                                        /s/ Franklyn A. Caine
Date:   February 1, 1996                ____________________________
                                        Franklyn A. Caine,
                                        Executive Vice President and
                                        Chief Financial Officer