Form 10-Q
period 1995-12-31
WANG LABORATORIES INC
filed 1996-02-14
CIK 104519

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ---- to ----

                         Commission file number 1-5677


                            WANG LABORATORIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               04-2192707
               --------                               ----------
   (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

         600 Technology Park Drive
         Billerica, Massachusetts                      01821-4130
         ------------------------                      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (December 31, 1995):

Common stock, par value $.01 per share              36,005,204 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                     INDEX

Part I. FINANCIAL INFORMATION                                             PAGE NO.
        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet -                       3
                 December 31, 1995 and June 30, 1995

                 Condensed Consolidated Statement of Operations -             5
                 Three and six months ended December 31, 1995 and 1994

                 Condensed Consolidated Statement of Cash Flows -             6
                 Six months ended December 31, 1995 and 1994

                 Notes to Condensed Consolidated Financial Statements -       7
                 December 31, 1995

        Item 2.  Management's Discussion and Analysis of Financial           13
                 Condition and Results of Operations

PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders         19

        Item 6.  Exhibits and Reports on Form 8-K                            20


SIGNATURE                                                                    24

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    December 31,        June 30,
                                                       1995               1995
                                                    ------------        --------
ASSETS                                                  (Dollars in millions)

CURRENT ASSETS
   Cash and equivalents                                $130.0            $182.4
   Accounts receivable, net of allowances of
     $13.5 million at December 31, 1995 and
     $10.8 million at June 30, 1995                     230.4             182.5
   Inventories                                           26.0              24.4
   Other current assets                                  38.0              37.2
                                                       ------            ------
       Total current assets                             424.4             426.5

Depreciable assets, net of accumulated
   depreciation of $89.3 million at
   December 31, 1995 and $61.3 million
   at June 30, 1995                                     122.2             134.4
Intangible assets, net                                  268.4             274.0
Other                                                    26.8              25.8
                                                       ------            ------

Total assets                                           $841.8            $860.7
                                                       ======            ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                   December 31,         June 30,
                                                       1995               1995
                                                   ------------         --------

                                                        (Dollars in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                     $  2.9             $  3.0
   Accounts payable, accrued expenses and other        279.4              276.4
   Income taxes                                         10.2               10.1
   Deferred service revenue                             82.2               93.3
                                                      ------             ------
     Total current liabilities                         374.7              382.8

LONG-TERM LIABILITIES
   Debt                                                 24.1               23.0
   Restructuring                                         7.9                9.0
   Other liabilities                                    86.2               80.8
                                                      ------             ------
     Total long-term liabilities                       118.2              112.8

4 1/2% Series A cumulative convertible
   preferred stock, $.01 par value, 90,000
   shares issued at December 31, 1995 and
   June 30, 1995; redemption and liquidation
   preference of $90.0 million                          84.4                84.1

11% Exchangeable preferred stock, $.01 par value,
   3,660,000 shares authorized, 2,914,325 issued
   at December 31, 1995 and 2,836,326 at
   June 30, 1995; redemption and liquidation
   preference of $72.9 million                          63.9               61.5

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 100,000,000
     shares authorized; outstanding shares:
     36,005,204 at December 31, 1995 and
     33,907,759 at June 30, 1995                         0.3                0.3
   Capital in excess of par value                      277.3              281.1
   Cumulative translation adjustment                    (1.8)              (0.5)
   Accumulated deficit                                 (75.2)             (61.4)
                                                      ------             ------
     Total stockholders' equity                        200.6              219.5
                                                      ------             ------

Total liabilities and stockholders' equity            $841.8             $860.7
                                                      ======             ======


         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                     Three Months Ended        Six Months Ended
                                         December 31,            December 31,
                                     1995          1994        1995        1994
                                    ------        ------      ------      ------

                                    (Dollars in millions, except per share data)
REVENUES
  Product sales                     $109.7        $ 99.2      $192.6      $178.0
  Service and other                  182.8         117.3       364.1       230.9
                                    ------        ------      ------      ------
                                     292.5         216.5       556.7       408.9

COSTS AND EXPENSES
  Cost of product sales               72.6          70.5       127.3       125.3
  Cost of service and other          122.2          76.1       246.3       147.5
  Research and development             9.3           7.3        18.3        15.0
  Selling, general and
    administrative                    67.0          49.1       126.5        99.4
  Amortization of intangibles -
    acquisition and fresh-start       11.0           6.6        21.4        13.2
  Acquisition-related charges           --            --        27.2          --
                                    ------        ------      ------      ------
      Total costs and expenses       282.1         209.6       567.0       400.4
                                    ------        ------      ------      ------

OPERATING INCOME (LOSS)               10.4           6.9       (10.3)        8.5

OTHER (INCOME) EXPENSE
  Interest expense                     1.2           0.8         2.2         1.6
  Other income - net                  (2.9)         (2.7)       (5.9)       (6.6)
                                    ------        ------      ------      ------
       Total other income             (1.7)         (1.9)       (3.7)       (5.0)
                                    ------        ------      ------      ------

INCOME (LOSS) BEFORE INCOME TAXES     12.1           8.8        (6.6)       13.5

Provision for income taxes             5.2           4.5         7.2         7.2
                                    ------        ------      ------      ------

NET INCOME (LOSS)                      6.9           4.3       (13.8)        6.3

Dividends and accretion on
  preferred stock                     (3.4)         (2.1)       (6.8)       (4.1)
                                    ------        ------      ------      ------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS               $  3.5        $  2.2      $(20.6)     $  2.2
                                    ======        ======      ======      ======

Weighted average shares and common
  share equivalents outstanding
  (in millions)                       37.6          34.3        35.8        34.3

NET INCOME (LOSS) PER SHARE         $ 0.09        $ 0.06      $(0.58)     $ 0.06
                                    ======        ======      ======      ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    Six Months Ended December 31,
                                                     1995                   1994
                                                    ------                 ------

                                                      (Dollars in millions)
OPERATING ACTIVITIES
  Net income (loss)                                 $(13.8)                $  6.3
  Depreciation                                        28.0                   13.7
  Amortization                                        24.2                   15.4
  Non-cash provision for income taxes                  6.8                    6.9
  Provision for acquisition-related charges           27.2                     --
  Payments of acquisition-related costs
    and other charges                                (17.6)                    --
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
    Accounts receivable                              (40.7)                 (17.0)
    Inventories                                        2.3                    3.8
    Other current assets                              (1.2)                   5.4
    Accounts payable and other current liabilities   (13.5)                  (4.9)
    Other                                             (0.6)                  (2.0)
                                                    ------                 ------
  Net changes in other accounts affecting
    operations                                       (53.7)                 (14.7)
                                                    ------                 ------
  Net cash provided by operations before
    restructuring payments and reorganization-
    related items                                      1.1                   27.6
  Restructuring payments and reorganization-
    related items                                     (8.1)                 (32.2)
                                                    ------                 ------
  Net cash used in operations                         (7.0)                  (4.6)
                                                    ------                 ------

INVESTING ACTIVITIES
  Investment in depreciable assets                   (23.8)                  (9.4)
  Investment in capitalized software                  (1.4)                  (3.0)
  Business acquisitions, net of cash acquired        (15.8)                  (3.7)
  Other                                               (3.6)                  (2.5)
                                                    ------                 ------
  Net cash used in investing activities              (44.6)                 (18.6)
                                                    ------                 ------

FINANCING ACTIVITIES
  Payments of long-term debt                          (0.4)                  (0.6)
  Increase (decrease) in short-term borrowings        (0.7)                   3.1
  Dividends paid                                      (2.0)                    --
  Other                                                2.2                    4.6
                                                    ------                 ------
  Net cash provided by (used in)
    financing activities                              (0.9)                   7.1
                                                    ------                 ------

Effect of changes in foreign exchange rates
    on cash                                            0.1                    2.7
                                                    ------                 ------

DECREASE IN CASH AND EQUIVALENTS                     (52.4)                 (13.4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          182.4                  189.6
                                                    ------                 ------

CASH AND EQUIVALENTS AT END OF PERIOD               $130.0                 $176.2
                                                    ======                 ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1995

NOTE A - BASIS OF PRESENTATION

During interim periods, the Company follows the accounting policies set forth in its most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the most recent Annual Report on Form 10-K when reviewing interim financial statements.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full year. However, in the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations and cash flows of Wang Laboratories, Inc. and its consolidated subsidiaries for the interim periods presented.

Earnings per share is based on the weighted average number of common shares outstanding, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan, shares issued and held in escrow in connection with the Avail Systems Corporation ("Avail") acquisition, and the effect, when dilutive, of stock options and warrants. Net income(loss), for purposes of calculating earnings per share, has been reduced by cumulative dividends and accretion related to the Company's preferred stock.

As discussed in Note B, prior period financial statements have been restated to include the financial statements of Avail.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentations.

NOTE B - BUSINESS ACQUISITIONS

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of costs over the fair value of the net assets acquired totaled $6.3 million and is included in intangible assets.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               DECEMBER 31, 1995

NOTE B (Continued)

Acquisition-related charges consist of the following:

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

On October 18, 1995, the Company acquired BISS Limited ("BISS"), a privately held company operating in the United Kingdom that designs, installs, integrates and supports network and client/server computing solutions. Of the $16.1 million cash purchase price, $12.6 million was paid at closing, with the remainder of $3.5 million due in March 1997.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of costs over the fair value of the net assets acquired totaled $11.9 million and is included in intangible assets.

Pro forma results of operations are not presented for the Sigma and BISS acquisitions as the amounts do not differ significantly from the Company's historical results.

On December 18, 1995, the Company acquired Avail Systems Corporation ("Avail"), a privately held company that develops software which automates the storage, relocation, archiving and retrieval of information on a client/server PC network. The Company exchanged approximately 1.8 million shares of its common stock, to which a value of $18.00 per share was ascribed, in exchange for all of the outstanding capital stock of Avail for a total purchase price of $32.2 million.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               DECEMBER 31, 1995

NOTE B (Continued)

The Avail acquisition was accounted for using the pooling of interests method of accounting in accordance with APB 16. Prior period financial statements have been restated from July 1, 1994 to reflect the combined results of the pooled businesses. Summarized financial information of Avail and the resulting effect on the prior period financial statements is as follows (in millions, except per share data):

                                Three months ended           Six months ended
                                   December 31,                 December 31,
                                1995          1994          1995           1994
                               ------        ------        ------         ------
Revenues                       $  0.2        $  0.4        $  0.3         $  0.6

Operating loss                 $ (0.8)       $ (0.8)       $ (1.6)        $ (1.6)

Net loss                       $ (1.3)       $ (0.8)       $ (2.1)        $ (1.6)

Net loss per share             $(0.03)       $(0.03)       $(0.06)        $(0.05)

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               DECEMBER 31, 1995

NOTE C - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                   December 31,         June 30,
                                                       1995               1995
                                                   ------------         --------
Inventories
        Finished products                             $ 14.5             $ 14.5
        Raw materials and work-in-process                7.6                8.7
        Service parts and supplies                       3.9                1.2
                                                      ------             ------

                                                      $ 26.0             $ 24.4
                                                      ======             ======

Intangible assets
        Trademarks and patents                        $ 23.0             $ 21.3
        Computer software                               35.0               42.2
        Installed base - service                       126.2              123.5
        License agreements                              29.9               29.9
        Assembled workforce                             16.1               11.7
        Goodwill                                        38.0               18.9
        Reorganization value in excess of amounts
          allocated to identifiable assets              80.4               86.6
                                                      ------             ------
                                                       348.6              334.1
        Less accumulated amortization                   80.2               60.1
                                                      ------             ------
                                                      $268.4             $274.0
                                                      ======             ======

Accounts payable, accrued expenses and other
        Accounts payable                              $ 60.4             $ 62.3
        Accrued expenses                               109.9               93.1
        Compensation and benefits                       51.1               50.1
        Restructuring and acquisition-
         related accruals                               37.9               56.6
        Other                                           20.1               14.3
                                                      ------             ------

                                                      $279.4             $276.4
                                                      ======             ======

Other long-term liabilities
        Postretirement benefits accrual               $ 17.9             $ 18.5
        Pension liability                                7.2                8.2
        Bull facilities accrual                         15.4               16.5
        Reorganization-related accruals                  6.7                8.4
        Insurance accruals                               6.7                6.5
        Acquisitions                                     8.5                 --
        Other                                           23.8               22.7
                                                      ------             ------

                                                      $ 86.2             $ 80.8
                                                      ======             ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               DECEMBER 31, 1995

NOTE D - CONTINGENCIES

On October 27, 1994, Wang filed suit against FileNet Corporation alleging the infringement of five Wang patents covering a wide range of imaging and workflow technologies. A sixth imaging patent was subsequently added. Wang is seeking damages and injunctive relief. The parties are currently engaged in the discovery process. The trial is currently scheduled for calendar 1996.

The Company is a defendant in several "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' injuries. The Company believes that all RSI claims brought against the Company arising before the confirmation of the Reorganization Plan will be discharged pursuant to the Reorganization Plan. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. To date, approximately 60 claims have been made against the Company alleging damages for RSI injuries. Claims for all but four of these have been filed as part of the Company's Chapter 11 proceeding (the Company filed for Chapter 11 protection in August 1992 and effectively emerged from Chapter 11 on September 30, 1993). The Company intends to defend itself vigorously against any liability asserted.

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

On September 5, 1995, the Company filed suit in the United States District Court for the Eastern District of Virginia against Decision One (formerly known as Decision Servcom, Inc.) ("DSI"), alleging infringement by DSI of copyrights held by the Company on the operating system software for the Company's VS line of minicomputers. On February 3, 1996 the Company and DSI reached an agreement to settle the lawsuit on terms acceptable to the Company.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               DECEMBER 31, 1995

NOTE E - SUBSEQUENT EVENT

On January 23, 1996, the Company announced that it has reached an agreement to repurchase and retire all of the outstanding shares of its 11% Exchangeable Preferred Stock, at the liquidation preference of $25.00 per share, for a total of $72.9 million in cash. The retirement will result in a one-time dividend reflecting the difference between the repurchase value and the carrying value of the securities in the period in which the transaction is consummated. The Company intends to fund the repurchase with proceeds from a new convertible preferred stock offering to be sold to investors under Rule 144A.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported revenues of $292.5 million for the three months ended December 31, 1995, a 35.1% increase compared to revenues of $216.5 million for the same period of the prior year. Revenues for the six months ended December 31, 1995 increased by 36.2% to $556.7 million. The three and six months ended December 31, 1995 include the results of the Bull businesses acquired in the third quarter of fiscal 1995. The Company reported operating income of $10.4 million after amortization of fresh-start and acquired intangible assets of $11.0 million for the three months ended December 31, 1995. This compares to $6.9 million after amortization of fresh-start and acquired intangible assets of $6.6 million for the three months ended December 31, 1994. For the six month period ended December 31, 1995, the Company reported an operating loss of $10.3 million after acquisition-related charges of $27.2 million relating to the acquisition of Sigma and $21.4 million of amortization of fresh-start and acquired intangible assets. This compares to operating income of $8.5 million for the six months ended December 31, 1994, which included $13.2 million of amortization of fresh-start intangible assets.

The Company expects the decline in revenues from traditional sources (i.e., sales and service of proprietary VS products) to continue. The acquired Bull proprietary product and service revenue streams are also expected to decrease, but at a slower rate than the proprietary VS products and services. The addition of the Bull service business adds a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company intends to direct additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition to increasing service revenue as a result of the Bull acquisition, the Company's plan is to increase its revenue, over time, by increasing sales of software and related products and services, along with other newer service offerings. This growth may also be supplemented by business acquisitions. The Company is now focusing on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The changes in business mix are expected to result in increased volatility of quarterly revenues.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounted to $37.1 million for the second quarter, compared to $22.4 million for the quarter ended December 30, 1994, an increase of 66.0%. EBITDA for the six months ended December 31, 1995 was $70.2 million, compared to $40.2 million for the comparable year-ago period. EBITDA was determined by excluding from the net income(loss): acquisition-related charges; income taxes; interest expense; interest income; depreciation and amortization.

On July 21, 1995, the Company completed the acquisition of Sigma for a purchase price of $20.0 million, consisting of $15.0 million in cash and $5.0 million in stock of the Company. Sigma designs and markets workflow and imaging software for paper-intensive businesses. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-enabled transaction processing applications. Sigma's products

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

are used in some of the largest multi-site imaging and workflow systems in operation today. Management believes Sigma products running on Microsoft Corporation's Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft Corporation.

On October 18, 1995, the Company acquired BISS for a purchase price of $16.1 million in cash. BISS operates in the United Kingdom and designs, installs, integrates and supports network and client/server computing solutions. This acquisition advances the Company's objective to be a major worldwide provider of network integration services.

On December 18, 1995, the Company acquired Avail in a pooling of interests transaction valued at $32.2 million. Avail develops software which automates the storage, relocation, archiving and retrieval of information on client/server
PC networks. This acquisition adds the next generation of storage management technology to the Company's workflow and imaging systems. Additionally, the Company's alliance with Microsoft Corporation has been expanded to include co-development of storage management products using the Avail technology for future Microsoft products.

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

Product revenues for the second quarter increased by 19.2% to $59.1 million in the United States, while international product revenues increased by 2.0% to $50.5 million from the comparable prior year period. Product revenues for the six months ended December 31, 1995 increased by 16.9% to $101.6 million in the United States, while international product revenues remained unchanged at $91.0 million, compared to the six months ended December 31, 1994. Proprietary product sales totaled $19.0 million and $17.7 million for the three months ended December 31, 1995 and 1994, respectively. For the six months ended December 31, 1995 and 1994, proprietary product sales were $37.3 million and $36.5 million, respectively. Bull proprietary product sales of $7.3 million and $14.2 million were included in the three and six month periods ended December 31, 1995. Network product and other product sales totaled $79.6 million and $76.5 million for the three months ended December 31, 1995 and 1994, respectively. Network product and other product sales were $135.6 million and $133.1 million for the six months ended December 31, 1995 and 1994, respectively. Open software product revenues more than doubled for the three and six month periods to $11.1 million and $19.7 million, respectively, from $5.0 million and $8.4 million during the comparable periods ended December 31, 1994.

Service and other revenues for the three and six months ended December 31, 1995 in the United States increased two-fold to $102.0 million and $202.9 million, respectively, while international service and other revenues increased by 20.3% and 22.2% to $80.8 million and $161.2 million, compared to

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the same periods of the prior year. Increased service and other revenues are mainly due to the acquisition of the Bull businesses in the third quarter of fiscal 1995. Proprietary services increased $11.6 million and $31.4 million for the three and six months ended December 31, 1995, respectively, as a result of a $31.0 million and $69.0 million increase in Bull proprietary product services revenue. These increases were partially offset by $19.4 million and $37.6 million decreases in Wang proprietary product services revenue over the comparable periods of the prior year. Proprietary maintenance revenues continue to decline at an annualized rate which is at the high end of the range of recent historical experience and management expectations. Network services increased $52.7 million and $100.0 million for the three and six months ended December 31, 1995, compared to the same period of the prior year. This increase was mainly due to increased third party maintenance contracts acquired from Bull. Open software services totaled $1.3 million and $2.0 million for the three and six months ended December 31, 1995.

Product gross margin for the three months ended December 31, 1995 increased to 33.8% from 28.9% in the comparable period of the prior year. For the six months ended December 31, 1995, product gross margin increased to 33.9% from 29.6% in the comparable period of the prior year. This increase was due to changes in product mix, particularly the increased volume of open software and the addition of high-margin Bull products.

Gross margin for service and other revenues for the three months ended December 31, 1995 decreased to 33.2% from 35.1% in the comparable period of the prior year. Gross margin for the three months ended December 31, 1995 benefitted from agency fee revenues which are expected to be minimal going forward. For the six months ended December 31, 1995, gross margin for service and other revenues decreased to 32.3% from 36.1% in the comparable period of the prior year. Margins continue to be negatively affected by the increase in lower-margin maintenance on multi-vendor service products and the decline in revenues on the Company's proprietary maintenance contracts along with competitive and technological pressures. The Company expects these factors to continue to exert pressure on margins. The Bull acquisition has reduced the gross margin because the gross margin on its maintenance contracts is historically lower than the margins on the Company's maintenance contracts.

Research and development costs in the three months ended December 31, 1995 increased by $2.0 million, or 27.4%, over the prior year period, representing 3.2% and 3.4% of revenues for the three months ended December 31, 1995 and 1994, respectively. For the six months ended December 31, 1995, research and development costs increased $3.3 million, or 22.0%, over the prior year period, representing 3.3% and 3.7% of revenues for the six months ended December 31, 1995 and 1994, respectively. The increase is due to the business acquisitions. The Company's development efforts are largely focused on developing software for open systems platforms, with some modest level of spending directed to continuing support of its proprietary VS products.

Selling, general and administrative expenses in the three months ended December 31, 1995 increased $17.9 million, or 36.5%, from the prior year comparable quarter. Selling, general and administrative expenses increased

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$27.1 million, or 27.3%, for the six months ended December 31, 1995. Selling, general and administrative expenses represented 22.9% and 22.7% of revenues for the three months ended December 31, 1995 and 1994, respectively, and 22.7% and 24.3% for the six months ended December 31, 1995 and 1994, respectively. The increased expenses are mainly due to the Bull, Sigma, BISS, and Avail acquisitions. Offsetting these increases were acquisition-related initiatives and restructuring programs which continued to contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses.

Amortization of fresh-start and acquired intangible assets totaled $11.0 million and $21.4 million for the three and six months ended December 31, 1995, respectively. Amortization for the three months ended December 31, 1995 includes $6.3 million related to the implementation of fresh-start reporting as of September 30, 1993 and $4.7 million for intangible assets established in connection with business acquisitions. For the six months ended December 31, 1995, amortization of $12.8 million was recorded relating to fresh-start reporting and $8.6 million was recorded for business acquisitions, mainly Bull. Amortization of $6.6 million and $13.2 million for the three and six months ended December 31, 1994, respectively, relates to the implementation of fresh-start reporting.

Interest expense increased to $1.2 million and $2.2 million for the three and six months ended December 31, 1995, respectively, from $0.8 million and $1.6 million for the comparable periods of the prior year. This increase is principally a result of interest on the acquisition note payable to Bull. Other income was primarily comprised of interest income, which totaled $2.1 million and $1.9 million for the three months ended December 31, 1995 and 1994, respectively, and $4.8 million and $4.0 million for the six months ended December 31, 1995 and 1994, respectively.

The provision for income taxes totaled $5.2 million and $4.5 million for the three months ended December 31, 1995 and 1994, respectively, and $7.2 million for each of the six month periods ended December 31, 1995 and 1994. Included in the tax provision was $5.0 million and $4.5 million of non-cash expense for the three months ended December 31, 1995 and 1994, respectively, relating to the utilization of the Company's net operating loss carryforwards. For the six months ended December 31, 1995 and 1994, the non-cash expense totaled $6.8 million and $6.9 million, respectively. Under fresh-start reporting, realization of these net operating loss carryforwards is recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At December 31, 1995, the Company employed approximately 7,000 people in continuing operations, compared to 4,800 at December 31, 1994. Acquisitions were the primary reason for increased personnel levels.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Sources of Capital

Cash and equivalents decreased $52.4 million to $130.0 million, primarily due to working capital needs, payments for restructuring, reorganization and acquisition-related items and cash used for the Sigma and BISS acquisitions. This compares to a $13.4 million decrease in the same period of the prior year.

Cash provided by operations before restructuring and reorganization-related items of $1.1 million and used for restructuring and reorganization-related items of $8.1 million, resulted in net cash used in operations of $7.0 million for the six months ended December 31, 1995. This compares to cash provided by operations before restructuring and reorganization-related items of $27.6 million, offset by payments of restructuring and reorganization-related items of $32.2 million, resulting in $4.6 million net cash used in operations for the six months ended December 31, 1994. Cash provided by operations before restructuring payments and reorganization-related items for the six months ended December 31, 1995 includes $17.6 million for payments of acquisition-related costs and other charges. Higher levels of receivables utilized $40.7 million of cash in the six months ended December 31, 1995, compared to cash utilized of $17.0 million in the comparable period of the prior year. Lower accounts payable and other current liabilities resulted in reductions of $13.5 million and $4.9 million for the six months ended December 31, 1995 and 1994, respectively. Receivable days sales outstanding increased to 68 days at December 31, 1995 compared to 54 days at December 31, 1994, and relates primarily to the inclusion of the acquired Bull businesses, billing and collection delays caused by the implementation of new financial systems, the inability to collect accounts receivable from the U.S. government due to federal budgeting issues and shut-down constraints and the reduction in deferred revenue resulting from the changing business mix. The inventory turnover rate was 10.2 times at both December 31, 1995 and 1994.

Net cash used in investing activities totaled $44.6 million for the six months ended December 31, 1995 compared to $18.6 million for the same period of the prior year. Investment in depreciable assets increased by $14.4 million, primarily due to the acquisition of the Bull businesses. Cash paid for business acquisitions, net of cash acquired, of $15.8 million is comprised of $7.9 million each for Sigma and BISS.

Net cash used in financing activities totaled $0.9 million for the six months ended December 31, 1995 compared to net cash provided by financing activities of $7.1 million in the same period of the prior year. Short-term borrowings resulted in cash used of $0.7 million for the six months ended December 31, 1995 compared to cash provided of $3.1 million for the same period of the prior year. Cash dividends of $2.0 million were paid on the 11% Exchangeable Preferred
Stock for the three months ended December 31, 1995.

At December 31, 1995, in addition to the cash balance on hand, the parent company had available to it the unused portions of the BT Commercial Corporation ("BTCC") financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $88.3 million.

In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $39 million for acquisition-related costs and other charges and previously recorded restructuring and reorganization-related items.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Sources of Capital (Continued)

Dividend requirements of the Company's outstanding 11% Exchangeable Preferred Stock can be satisfied in either cash or payment-in-kind, at the option of the Company, through September 30, 1996. Cash dividends of $2.0 million were paid on the 11% Exchangeable Preferred Stock for the three months ended December 31, 1995. Dividends after September 30, 1996 must be paid in cash. Payment of cash dividends on 4 1/2% Series A Cumulative Convertible Preferred Stock is currently prohibited by the terms of the 11% Exchangeable Preferred Stock and the BTCC financing agreement. Accrued and unpaid dividends amounted to $2.2 million at December 31, 1995.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility will be sufficient to meet the parent company's and subsidiaries' cash requirements for operations for the next twelve months, and to complete the planned acquisition-related and restructuring efforts. As part of furthering its business strategy, the Company explores the acquisition of or the opportunity for strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

On January 23, 1996, the Company announced that it had reached an agreement to repurchase and retire all of the outstanding shares of its 11% Exchangeable Preferred Stock, at the liquidation preference of $25.00 per share, for a total of $72.9 million in cash. The Company intends to fund the repurchase with proceeds from a new convertible preferred stock offering to be sold to investors under Rule 144A.

                          PART II - OTHER INFORMATION


ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Company's Annual Meeting of Stockholders was held on November 21, 1995. The following three Class II directors were elected to serve for a three year term: Marcia J. Hooper, Joseph J. Kroger and Paul E. Tsongas.

              The term of office of the following Class I and Class III directors continued after the meeting: Joseph M. Tucci, Raymond C. Kurzweil, Frederick A. Wang, David A. Boucher, Axel J. Leblois.

        The stockholders approved the following matters at the meeting:

                              VOTES          VOTES                      BROKER
                               FOR          AGAINST    ABSTENTIONS     NON-VOTES
                           ----------     ---------   -----------     ---------
Marcia J. Hooper,
  nominee as Class II
  director                  29,514,899

Joseph J. Kroger,
  nominee as Class II
  director                  29,517,662

Paul E. Tsongas,
  nominee as Class II
  director                  29,517,034

An amendment to the
  Company's Employees'
  Stock Incentive Plan
  increasing the number
  of shares of Common
  Stock available
  under the Plan            19,121,061     5,910,661     106,655       4,482,839

Ratification of Ernst &
  Young LLP as independent
  auditors for the
  current fiscal year       29,565,230        19,278      36,708

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    The following exhibits are included herein:

Exhibit No.                      Description
-----------         -----------------------------------------
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

3.6                 ByLaws of the Registrant, As Amended

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

10.7(7)             Employment Agreement with William P. Ferry

10.8(7)             Employment Agreement with James J. Hogan

10.9(3)             Loan and Security Agreement with Congress Financial
                    Corporation, dated December 15, 1993

10.10(5)            Termination Agreement between the Registrant and Michael Mee

10.11(5)            Form of Stock and Warrant Subscription Agreement, dated
                    September 20, 1993

Exhibit No.                      Description
-----------         -----------------------------------------
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

10.27(11)           Employment Agreement with Ronald A. Cuneo

10.28(13)           Employment Agreement with Joseph M. Tucci, as Amended

10.29(13)           Employment Agreement with Donald P. Casey, as Amended

10.30(13)           Employment Agreement with Stephen G. Jerritts

Exhibit No.                      Description
-----------         -----------------------------------------
10.31(14)           Form of Contingent Severance Compensation Agreements with
                    Stephen G. Jerritts and Ronald E. Cuneo

10.32(14)           Form of Amendment to Contingent Severance Compensation
                    Agreements with Joseph M. Tucci, Donald P. Casey, Albert A.
                    Notini, William P. Ferry, David I. Goulden, James J. Hogan,
                    Stephen G. Jerritts and Franklyn A. Caine, each an executive officer of the Company

10.33               Non-Negotiable Secured Promissory Note, as Amended from
                    Joseph M. Tucci to the Registrant

10.34               Non-Negotiable Promissory Note, as Amended from Donald P.
                    Casey to the Registrant

10.35               Pledge Agreement, as Amended, from Joseph M. Tucci to the
                    Registrant

10.36               Pledge Agreement, as Amended, from Donald P. Casey to the
                    Registrant

10.37               1994 Employee's Stock Incentive Plan, as Amended

10.38               Employment Agreement with Robert K. Weiler

10.39               Contingent Severance Compensation Agreement with Robert K.
                    Weiler

10.40               Non Qualified Option Agreement for Robert K. Weiler

10.41               Form of Amendment to Employment Letter Agreement for David
                    I. Goulden, William P. Ferry, Albert A. Notini and Franklyn
                    A. Caine

10.42               Employment Agreement of Joseph M. Tucci, as amended

10.43               Form of Long Term Incentive Option Agreement for Messrs.
                    Tucci, Caine, Casey, Cuneo, Ferry, Goulden, Hogan, Jerritts,
                    Notini, and Van Vuuren

11.1                Statement of Computation of Earnings per Share

12.1                Statement of Computation of Earnings to Fixed Charges

        (b) During the quarter ended December 31, 1995, the Registrant filed a current report on Form 8-K dated December 7, 1995 relating to the acquisition by the Registrant of all the issued and outstanding stock of Avail Systems Corporation.

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

(10) Filed as an Exhibit to the Registrant's Current Report of Form 8-K dated January 31, 1995.

(11) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

(12) Filed as an Exhibit to the Registration Statement on Form S-3 (File No. 33-58717), filed April 19, 1995.

(13) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

(14) Filed as an Exhibit to the Registrant's report on Form 10-Q/A for the quarter ended September 30, 1995.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     February 14, 1996


                                       WANG LABORATORIES, INC.

                                       /s/  FRANKLYN A. CAINE
                                       -----------------------------
                                       Franklyn A. Caine,
                                       Executive Vice President and
                                       Chief Financial Officer