Form 10-Q
period 1996-03-31
WANG LABORATORIES INC
filed 1996-05-15
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 1996):

Common stock, par value $0.01 per share              36,161,941 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES



                                      INDEX

Part I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet -                    3
                 March 31, 1996 and June 30, 1995

                 Condensed Consolidated Statement of Operations -          5
                 Three and nine months ended March 31, 1996 and 1995

                 Condensed Consolidated Statement of Cash Flows -          6
                 Three and nine months ended March 31, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements -    7
                 March 31, 1996

        Item 2.  Management's Discussion and Analysis of Financial        13
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 2.  Changes in Securities                                    20

        Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURE                                                                 25

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                 March 31,      June 30,
                                                   1996           1995
                                                 ---------      --------

                                                  (Dollars in millions)
ASSETS
- ------

CURRENT ASSETS
    Cash and equivalents                          $210.1         $182.4
    Accounts receivable, net of allowances of
     $13.4 million at March 31, 1996 and
     $10.8 million at June 30, 1995                212.3          182.5
    Inventories                                     24.0           24.4
    Other current assets                            39.0           37.2
                                                  ------         ------
         Total current assets                      485.4          426.5

Depreciable assets, net of accumulated
   depreciation of $101.2 million at
   March 31, 1996 and $61.3 million
   at June 30, 1995                                114.7          134.4
Intangible assets, net                             257.4          274.0
Other                                               28.9           25.8
                                                  ------         ------

Total assets                                      $886.4         $860.7
                                                  ======         ======




          See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEET - (Continued)
                                   (UNAUDITED)


                                                 March 31,      June 30,
                                                   1996           1995
                                                 ---------      --------

                                                  (Dollars in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
   Borrowings due within one year                 $ 22.0         $  3.0
   Accounts payable, accrued expenses and other    253.6          276.4
   Income taxes                                     10.2           10.1
   Deferred service revenue                         91.6           93.3
                                                  ------         ------
     Total current liabilities                     377.4          382.8

LONG-TERM LIABILITIES
   Debt                                               --           23.0
   Other liabilities                                86.3           89.8
                                                  ------         ------
     Total long-term liabilities                    86.3          112.8

   4 1/2% Series A cumulative convertible
     preferred stock, $0.01 par value, 90,000
     shares issued at March 31, 1996 and
     June 30, 1995; redemption and liquidation
     preference of $90.0 million                    84.6           84.1

     11% Exchangeable preferred stock, $0.01
     par value, 3,660,000 shares authorized,
     2,836,326 issued at June 30, 1995                --           61.5

STOCKHOLDERS' EQUITY

   6 1/2% Series B cumulative convertible
     preferred stock (represented by depositary
     shares), $0.01 par value, 143,750 shares
     authorized and issued at March 31, 1996;
     redemption and liquidation preference
     of $143.8 million, net of issuance costs      138.3             --
   Common stock, $0.01 par value, 100,000,000
     shares authorized; outstanding shares:
     36,161,941 at March 31, 1996 and
     35,698,730 at June 30, 1995                     0.3            0.3
   Capital in excess of par value                  271.4          281.1
   Cumulative translation adjustment                (1.7)          (0.5)
   Accumulated deficit                             (70.2)         (61.4)
                                                  ------         ------
     Total stockholders' equity                    338.1          219.5
                                                  ------         ------

Total liabilities and stockholders' equity        $886.4         $860.7
                                                  ======         ======


          See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended Nine Months Ended
                                           March 31,         March 31,
                                         1996     1995     1996     1995
                                         ----     ----     ----     ----

                                  (Dollars in millions, except per share data)
REVENUES
  Product sales                         $ 95.1   $ 92.5   $287.7   $270.5
  Service and other                      169.9    160.8    534.0    391.7
                                        ------   ------   ------   ------
                                         265.0    253.3    821.7    662.2

COSTS AND EXPENSES
  Cost of product sales                   59.8     65.5    187.1    190.8
  Cost of service and other              118.4    119.6    364.7    267.1
  Research and development                 7.2      8.4     25.5     23.4
  Selling, general and
    administrative                        62.3     64.9    188.8    164.3
  Amortization of intangibles -
    acquisition and fresh-start           10.7      8.9     32.1     22.1
  Acquisition-related charges               --     64.2     27.2     64.2
                                        ------   ------   ------   ------
      Total costs and expenses           258.4    331.5    825.4    731.9
                                        ------   ------   ------   ------

OPERATING INCOME (LOSS)                    6.6    (78.2)    (3.7)   (69.7)

OTHER (INCOME) EXPENSE
  Interest expense                         1.3      1.1      3.5      2.7
  Other income - net                      (3.1)    (2.4)    (9.0)    (9.0)
                                        ------   ------   ------   ------


INCOME (LOSS) BEFORE INCOME TAXES          8.4    (76.9)     1.8    (63.4)

Provision (benefit) for income taxes       3.4     (3.6)    10.6      3.6
                                        ------   ------   ------   ------

NET INCOME (LOSS)                          5.0    (73.3)    (8.8)   (67.0)

Dividends and accretion on
  preferred stock                         (3.4)    (2.1)   (10.2)    (6.2)
Special dividend                          (8.8)      --     (8.8)      --
                                        ------   ------   ------   ------


NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS                   $ (7.2)  $(75.4)  $(27.8)  $(73.2)
                                        ======   ======   ======   ======

Weighted average shares and common
  share equivalents outstanding
  (in millions)                           36.1     34.7     35.9     33.9

NET LOSS PER SHARE                      $(0.20)  $(2.17)  $(0.78)  $(2.16)
                                        ======   ======   ======   ======


          See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended March 31,       Nine Months Ended March 31,
                                                        1996            1995                 1996           1995
                                                        ------          -----               ------        -------
                                                                            (Dollars in millions)

OPERATING ACTIVITIES
  Net income (loss)                                     $  5.0        $ (73.3)            $ (8.8)       $ (67.0)
  Depreciation                                            13.7           12.8               41.7           26.5
  Amortization                                            11.7           10.3               35.9           25.7
  Non-cash provision for income taxes                      3.1           (3.5)               9.9            3.4
  Provision for acquisition-related charges                 --           64.2               27.2           64.2
  Payments of acquisition-related charges                 (8.0)          (4.9)             (25.6)          (4.9)
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
    Accounts receivable                                   17.2           49.3              (23.5)          32.3
    Inventories                                            2.1            1.3                4.4            5.1
    Other current assets                                  (1.6)          (3.3)              (2.8)           2.1
    Accounts payable and other current liabilities        (6.5)         (17.3)             (20.0)         (22.2)
    Other                                                  0.6           (0.4)                --           (2.4)
                                                        ------        -------             ------        -------
  Net changes in other accounts affecting
    operations                                            11.8           29.6              (41.9)          14.9
                                                        ------        -------             ------        -------
  Net cash provided by operations before
    restructuring payments and reorganization-
    related items                                         37.3           35.2               38.4           62.8
  Restructuring payments and reorganization-
    related items                                         (5.2)         (13.8)             (13.3)         (46.0)
                                                        ------        -------             ------        -------

  Net cash provided by operations                         32.1           21.4               25.1           16.8
                                                        ------        -------             ------        -------

INVESTING ACTIVITIES
  Investment in depreciable assets                       (10.4)          (9.7)             (34.2)         (19.1)
  Investment in capitalized software                      (1.1)          (1.1)              (2.5)          (4.1)
  Proceeds from asset sales                                4.0           14.4                4.0           14.4
  Business acquisitions, net of cash acquired               --         (102.5)             (15.8)        (106.2)
  Other                                                   (5.1)          (3.1)              (8.7)          (5.6)
                                                        ------        -------             ------        -------

  Net cash used in investing activities                  (12.6)        (102.0)             (57.2)        (120.6)
                                                        ------        -------             ------        -------

FINANCING ACTIVITIES
  Payments of long-term debt                              (3.4)            --               (3.8)          (0.6)
  Increase (decrease) in short-term borrowings            (1.8)          (3.5)              (2.5)          (0.4)
  Dividends paid on preferred stock                       (1.3)            --               (3.3)            --
  Retirement of exchangeable preferred stock             (72.9)            --              (72.9)            --
  Proceeds from sale of convertible preferred stock      143.8             --              143.8             --
  Convertible preferred stock issuance costs              (5.5)            --               (5.5)            --
  Other                                                    1.7            0.4                3.9            5.0
                                                        ------        -------             ------        -------

  Net cash provided by (used in) financing
  activities                                              60.6           (3.1)              59.7            4.0
                                                        ------        -------             ------        -------

Effect of changes in foreign exchange rates
    on cash                                                 --            1.2                0.1            3.9
                                                        ------        -------             ------        -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS               80.1          (82.5)              27.7          (95.9)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              130.0          176.2              182.4          189.6
                                                        ------        -------             ------        -------

CASH AND EQUIVALENTS AT END OF PERIOD                   $210.1        $  93.7             $210.1        $  93.7
                                                        ======        =======             ======        =======



          See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION
- ------------------------------

During interim periods, Wang Laboratories, Inc. (the Company) follows the accounting policies set forth in its most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the most recent Annual Report on Form 10-K when reviewing interim financial statements.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full year. However, in the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods presented.

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

As discussed in Note C, prior period financial statements have been restated to include the financial results of Avail.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentations.

NOTE B - PREFERRED STOCK
- ------------------------

On February 27, 1996, the Company completed a private placement of 2,875,000 Depositary Shares, each representing a 1/20 interest in a share of 6 1/2% Series B Cumulative Convertible Preferred Stock, for $138.3 million, net of issuance costs. Each Depositary Share is convertible at the option of the holder into Common Stock of the Company at a conversion price of $26.5625 per share of Common Stock subject to adjustment for dividends payable in common stock, the issuance of rights or warrants to purchase common stock, the subdivision, combination or reclassification of common stock and the distribution of other assets to all the holders of common stock. The Series B Preferred Stock may not be redeemed before March 1, 1999. Thereafter, the Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid dividends. Each Depositary Share entitles the holder to 1/20th of one vote per Depositary Share. Dividends will be cumulative at the rate per annum of $3.25 per Depositary Share. Dividends shall be payable in cash quarterly in arrears commencing on May 1, 1996, provided that no dividends shall be paid until the holders of the Company's 4 1/2% Preferred Stock have received accrued and unpaid dividends. On April 1, 1996 all accrued and unpaid dividends on the Company's 4 1/2% Preferred Stock were paid.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

NOTE B (Continued)
- ------

The Company's 11% Exchangeable Preferred Stock was repurchased at the liquidation preference value and retired using $72.9 million of the proceeds from the sale of the Depositary Shares. The retirement of the 11% Exchangeable Preferred Stock resulted in a one-time special dividend of $8.8 million, reflecting the difference between the repurchase value and the carrying value of the 11% Exchangeable Preferred Stock. The remainder of the proceeds are being used for general corporate purposes, including possible business acquisitions.

NOTE C - BUSINESS ACQUISITIONS
- ------------------------------

On July 21, 1995 ("Closing Date"), the Company acquired Sigma Imaging Systems, Inc. ("Sigma"), a privately held company that designs and markets workflow and imaging software for paper-intensive businesses, including insurance, banking, finance, utilities and government. The purchase price of $20.0 million consists of $15.0 million in cash and $5.0 million in common stock of the Company. Cash payments of $9.0 million and $6.0 million were made on July 21, 1995 and February 15, 1996, respectively. The common stock will be distributed to former Sigma stockholders on January 3, 1997. The common stock portion of the purchase price is recorded as capital in excess of par value. The 299,176 shares of the Company's common stock to be issued in connection with the acquisition of Sigma was determined by dividing $5.0 million by $16.71, which was the average closing sale price per share of the Company's common stock on the 20 consecutive trading days ending on the trading day prior to the Closing Date.

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

Acquisition-related charges related to the Sigma acquisition consist of the following:

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                 MARCH 31, 1996


NOTE C (Continued)
- ------

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

On December 18, 1995, the Company acquired Avail, a privately held company that develops software which automates the storage, relocation, archiving and retrieval of information on a client/server PC network. The Company exchanged approximately 1.8 million shares of its common stock, to which a value of $18.00 per share was ascribed, in exchange for all of the outstanding capital stock of Avail for a total purchase price of $32.2 million. The Avail acquisition was accounted for using the pooling of interests method of accounting in accordance with APB 16. Prior period financial statements have been restated from July 1, 1994 to reflect the combined results of the pooled businesses.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                 MARCH 31, 1996


NOTE D - OTHER BALANCE SHEET INFORMATION
- ----------------------------------------

Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                    March 31,     June 30,
                                                      1996          1995
                                                    ---------     --------
Inventories
         Finished products                           $ 10.0        $ 14.5
         Raw materials and work-in-process              9.9           8.7
         Service parts and supplies                     4.1           1.2
                                                     ------        ------

                                                     $ 24.0        $ 24.4
                                                     ======        ======

Intangible assets
         Trademarks and patents                      $ 23.7        $ 21.3
         Computer software                             36.3          42.2
         Installed base - service                     128.7         123.5
         License agreements                            29.9          29.9
         Assembled workforce                           16.1          11.7
         Goodwill                                      40.1          18.9
         Reorganization value in excess of amounts
           allocated to identifiable assets            76.4          86.6
                                                     ------        ------
                                                      351.2         334.1
         Less accumulated amortization                 93.8          60.1
                                                     ------        ------

                                                     $257.4        $274.0
                                                     ======        ======

Accounts payable, accrued expenses and other
         Accounts payable                            $ 59.0        $ 62.3
         Accrued expenses                              89.3          93.1
         Compensation and benefits                     54.6          50.1
         Restructuring and acquisition-
           related accruals                            34.9          56.6
         Acquisitions                                   3.5          --
         Other                                         12.3          14.3
                                                     ------        ------

                                                     $253.6        $276.4
                                                     ======        ======

Other long-term liabilities
         Postretirement benefits accrual             $ 17.7        $ 18.5
         Pension liability                              8.3           8.2
         Bull facilities accrual                       15.7          16.5
         Restructuring and reorganization-
           related accruals                            13.4          17.4
         Insurance accruals                             6.6           6.5
         Other                                         24.6          22.7
                                                     ------        ------

                                                     $ 86.3        $ 89.8
                                                     ======        ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                 MARCH 31, 1996

NOTE E - CONTINGENCIES
- ----------------------

On October 27, 1994, Wang filed suit against FileNet Corporation alleging the infringement of five Wang patents covering a wide range of imaging and workflow technologies. A sixth imaging patent was subsequently added. Wang is seeking damages and injunctive relief. The parties are currently engaged in the discovery process. The trial is currently scheduled for calendar 1997.

The Company has previously reported as a contingency 59 "repetitive stress injury" ("RSI") cases, of which 56 were filed in the context of the Company's Chapter 11 proceeding, and will therefore be resolved as general unsecured claims in that proceeding. Only three of the cases currently pending were filed after the Confirmation of the Company's Reorganization Plan, and the Company believes, even as to these three, that any liability will be found to have been discharged by the Chapter 11 filing. The Company no longer believes that the ultimate resolution of these cases will have a material impact on the Company's financial position or results of operations.

Prior to its filing for Chapter 11 protection, the Company was also a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11. Claims in such suits relating to periods prior to the confirmation of the Company's reorganization under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under the Plan. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all litigation will be material to the Company's consolidated financial position or its results of operations.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                 MARCH 31, 1996


NOTE F - SUBSEQUENT EVENTS
- --------------------------

On May 3, 1996, the Company acquired Dataserv Computer Maintenance, Inc. (Dataserv) from BellSouth Corporation for $28.5 million in cash. Dataserv provides customers with computer maintenance and support services for industry-standard servers, desktop products, point-of-sale retail scanners and registers, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries. The acquisition will be accounted for using the purchase method of accounting in accordance with APB 16, as a result, the results of operations of the Company will include the results of Dataserv only from and after the date of acquisition.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The Company reported revenues of $265.0 million for the third quarter, a 4.6% increase compared to revenues of $253.3 million for the same period of the prior year. Revenues for the nine months ended March 31, 1996 increased by 24.1% to $821.7 million. The prior year periods include two months of results of the Bull HN Information Systems, Inc. ("Bull") businesses acquired in January 1995. The Company reported operating income of $6.6 million after amortization of fresh-start and acquired intangible assets of $10.7 million for the third quarter. This compares to an operating loss of $78.2 million after amortization of fresh-start and acquired intangible assets of $8.9 million and acquisition-related charges of $64.2 million for the comparable prior year period. For the nine month period ended March 31, 1996, the Company reported an operating loss of $3.7 million after acquisition-related charges of $27.2 million relating to Sigma and $32.1 million of amortization of fresh-start and acquired intangible assets. This compares to an operating loss of $69.7 million for the comparable prior year period, which included $22.1 million of amortization of fresh-start intangible assets and $64.2 million of acquisition-related charges.

The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue. The addition of the Bull service business added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company intends to direct additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition to increasing service revenue as a result of the Bull acquisition, the Company's plan is to increase its revenue, over time, by increasing sales of software and related products and services, along with other newer service offerings. This growth may also be supplemented by business acquisitions, including the recent acquisition of Dataserv. The Company is now focusing on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The changes in business mix are expected to result in increased volatility of quarterly revenues.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") more than tripled to $33.2 million for the third quarter, compared to $10.0 million for the comparable prior year period. EBITDA for the nine months ended March 31, 1996 more than doubled to $103.4 million, compared to $50.2 million for the comparable prior year period. EBITDA, which some investors believe to be meaningful in terms of assessing a company's ability to meet its cash requirements, is determined by excluding from the net income(loss): acquisition-related charges; income taxes; interest expense; interest income; depreciation and amortization.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
- ---------------------

On July 21, 1995, the Company completed the acquisition of Sigma for a purchase price of $20.0 million, consisting of $15.0 million in cash and $5.0 million in stock of the Company. Sigma designs and markets workflow and imaging software for paper-intensive process applications. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-enabled transaction processing applications. Sigma's products are used in some of the largest multi-site imaging and workflow systems in operation today. Management believes Sigma products running on Microsoft Corporation's Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft Corporation.

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

On May 3, 1996, the Company acquired Dataserv from BellSouth Corporation for $28.5 million in cash. Dataserv provides customers with computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries.

The Company has begun shipment of its workflow and imaging software designed to run on Microsoft Corporation's Windows NT server and BackOffice software. As part of the Company's alliance with Microsoft, the Company was designated as the preferred vendor of imaging and workflow systems. On April 2, 1996, the Company and Microsoft announced the availability of the specification and sample code for the Messaging Application Programming Interface ("MAPI")-Workflow Framework which defines the standards which enable interoperability between production workflow systems and electronic messaging systems.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
- ---------------------

Product revenues for the third quarter increased by 17.5% to $43.1 million in the United States, while international product revenues decreased by 6.9% to $52.0 million from the same prior year period. Product revenues for the nine months ended March 31, 1996 increased by 17.1% to $144.7 million in the United States, while international product revenues decreased 2.7% to $143.0 million, compared to the same prior year period. Proprietary product sales totaled $20.3 million in the third quarter compared to $17.5 million for the same prior year period. For the nine months ended March 31, 1996 and 1995, proprietary product sales were $57.6 million and $54.0 million, respectively. Network product and other product sales totaled $63.3 million in the third quarter, compared to $70.3 million for the same prior year period. Network product and other product sales were $198.9 million and $203.4 million for the nine months ended March 31, 1996 and 1995, respectively. Open software product revenues for the third quarter more than doubled to $11.5 million from $4.7 million for the comparable prior year period. For the nine months ended March 31, 1996, open software revenues increased by $18.1 million, or 138%, to $31.2 million, compared to the same period of the prior year.

Service and other revenues in the United States for the third quarter increased by 7.7% to $92.5 million compared to the same prior year period. Service and other revenues in the United States for the nine months ended March 31, 1996 increased by 59.8% to $295.4 million from the same period of the prior year. International service and other revenues increased by 3.4% to $77.4 million for the third quarter, compared to the same period of the prior year. International service and other revenues for the nine months ended March 31, 1996 were $238.6 million, an increase of 15.4% from the comparable prior year period. Increased service and other revenues for the nine months ended March 31, 1996 are mainly due to the acquisition of the Bull businesses in January of 1995. Proprietary services decreased $10.4 million in the third quarter as a result of a decrease in the Wang proprietary product services revenue, which was partially offset by an increase in Bull proprietary product services revenue. For the nine months ended March 31, 1996, proprietary services increased due to an increase in Bull proprietary product services revenue net of a decrease in the Wang proprietary product services revenue. Proprietary revenues continue to decline at an annualized rate which is at the high end of the range of recent historical experience and management expectations. In addition, the Company expects that as proprietary revenues continue to decline going forward, individual customer losses may have a significant effect on the rate of decline in any given quarter.

Network services revenue increased $18.4 million and $118.4 million for the three and nine months ended March 31, 1996, compared to the same periods of the prior year. This increase was mainly due to increased third party maintenance contracts acquired from Bull. Open software services (i.e. revenue from software maintenance agreements) totaled $1.4 million and $3.4 million for the three and nine months ended March 31, 1996.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
- ---------------------

Product gross margin for the third quarter increased to 37.1% from 29.2% in the comparable prior year period. For the nine months ended March 31, 1996, product gross margin increased to 35.0% from 29.5% in the comparable prior year period. These increases were due to changes in product mix, particularly the increased volume of open software and the addition of high-margin Bull products.

Gross margin for service and other revenues for the third quarter increased to 30.3% from 25.6% in the comparable period of the prior year. The increase in margins was principally the result of cost reductions attained from the integration-related efforts related to the acquired Bull businesses. For the nine months ended March 31, 1996, gross margin for service and other revenues decreased slightly to 31.7% from 31.8% in the comparable period of the prior year. Margins continue to be negatively affected by the increase in lower-margin maintenance on multi-vendor service products and the decline in revenues on the Company's proprietary maintenance contracts along with competitive and technological pressures. The Company expects these factors to continue to exert pressure on margins.

Research and development costs in the third quarter decreased by $1.2 million, or 14.3%, over the comparable prior year period, representing 2.7% and 3.3% of revenues, respectively. The decrease for the third quarter is due to the reduction of research and development efforts acquired from Bull. For the nine months ended March 31, 1996, research and development costs increased $2.1 million, or 9.0%, over the prior year period, representing 3.1% and 3.5% of revenues for the nine months ended March 31, 1996 and 1995, respectively. The increase is due to the Company's business acquisitions. The Company's development efforts are largely focused on developing software for open systems platforms, with some modest level of spending directed to continuing support of its proprietary VS products.

Selling, general and administrative expenses for the third quarter decreased $2.6 million, or 4.0%, compared to the same period of the prior year. Acquisition-related initiatives and restructuring programs contributed significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses for the quarter and more than offset the impact from business acquisitions. Selling, general and administrative expenses increased $24.5 million, or 14.9%, for the nine months ended March 31, 1996. The increased expenses are mainly due to business acquisitions. Offsetting these increases were acquisition-related initiatives and restructuring programs. Selling, general and administrative expenses represented 23.5% and 25.6% of revenues for the three months ended March 31, 1996 and 1995, respectively, and 23.0% and 24.8% for the nine months ended March 31, 1996 and 1995, respectively.

Amortization of fresh-start and acquired intangible assets totaled $10.7 million and $32.1 million for the three and nine months ended March 31, 1996, respectively. Amortization for the third quarter includes $6.4 million related to fresh-start reporting and $4.3 million for intangible assets established in connection with business acquisitions. For the nine months ended March 31, 1996, amortization of

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
- ---------------------

$19.2 million was recorded relating to fresh-start reporting and $12.9 million was recorded for business acquisitions. Amortization of $8.9 million and $22.1 million for the three and nine months ended March 31, 1995, respectively, included $2.3 million of amortization relating to the Bull acquisition, with the remainder related to fresh-start reporting.

Interest expense increased to $1.3 million and $3.5 million for the three and nine months ended March 31, 1996, respectively, from $1.1 million and $2.7 million for the comparable prior year periods. This increase is principally a result of interest on the acquisition note payable to Bull. Other income was primarily comprised of interest income, which totaled $2.0 million and $1.5 million for the three months ended March 31, 1996 and 1995, respectively, and $6.8 million and $5.5 million for the nine months ended March 31, 1996 and 1995, respectively.

The provision for income taxes totaled $3.4 million for the third quarter and included a non-cash expense of $3.1 million relating to utilization of the Company's net operating loss carryforwards. The income tax benefit of $3.6 million for the prior year third quarter reflects the effect of the loss for the period. For the nine month periods ended March 31, 1996 and 1995, the tax provision totaled $10.6 million and $3.6 million and included non-cash expense of $9.9 million and $3.4 million, respectively. Realization of these net operating loss carryforwards is being recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At March 31, 1996, the Company employed approximately 7,000 people, compared to 7,800 at March 31, 1995.

Liquidity and Sources of Capital
- --------------------------------

On February 27, 1996, the Company received $138.3 million, net of issuance costs, from the private placement of 2,875,000 Depositary Shares, each representing 1/20th interest in a share of 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Dividends on the Series B Preferred Stock are cumulative at the rate per annum of $65 per share and are payable in cash quarterly in arrears commencing on May 1, 1996, provided that no dividends shall be paid until the holders of the Company's 4 1/2% Preferred Stock have received accrued and unpaid dividends. On April 1, 1996 all accrued and unpaid dividends on the Company's 4 1/2% Preferred Stock were paid.

The Company's 11% Exchangeable Preferred Stock was repurchased at the liquidation preference value and retired using $72.9 million of the proceeds from the sale of the Depositary Shares. The retirement of the 11% Exchangeable Preferred Stock resulted in a one-time special dividend of $8.8 million reflecting the difference between the repurchase value and the carrying value of the securities. The remainder of the proceeds are being used for general corporate purposes, including possible business acquisitions.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
- --------------------------------

Cash and equivalents increased $80.1 million to $210.1 million between December 31, 1995 and March 31, 1996, primarily due to the proceeds from the issuance of the Depositary Shares, net of the cash used to retire the 11% Exchangeable Preferred Stock, along with cash provided by operations. This compares to an $82.5 million decrease in the same period of the prior year, primarily due to the Bull acquisition.

Cash provided by operations before restructuring and reorganization-related items of $37.3 million, less cash used for restructuring and reorganization-related items of $5.2 million, resulted in net cash provided by operations of $32.1 million for the third quarter. This compares to cash provided by operations before restructuring and reorganization-related items of $35.2 million, less cash used for restructuring and reorganization-related items of $13.8 million, resulting in net cash provided by operations of $21.4 million for the same period of the prior year. Cash provided by operations before restructuring payments and reorganization-related items for the third quarter includes $8.0 million for payments of acquisition-related charges, compared to $4.9 million for the same period of the prior year. Lower levels of receivables provided $17.2 million of cash in the third quarter, compared to $49.3 million of cash provided in the same period of the prior year. Lower accounts payable and other current liabilities resulted in reductions of $6.5 million and $17.3 million for the three months ended March 31, 1996 and 1995, respectively. Receivable days sales outstanding increased to 69 days at March 31, 1996, compared to 48 days at March 31, 1995, and relates primarily to the inclusion of the acquired Bull businesses, billing and collection delays caused by the implementation of new financial systems, the inability to collect accounts receivable from the U.S. government due to federal budgeting issues and shut-down constraints and the reduction in deferred revenue resulting from the changing business mix. The inventory turnover rate was 10.0 times and 8.4 times at March 31, 1996 and 1995, respectively.

Net cash used in investing activities totaled $12.6 million for the third quarter, compared to $102.0 million for the same period of the prior year. Business acquisitions, net of cash acquired, totaled $102.5 million for the same period of the prior year and relates to the Bull acquisition. Investment in depreciable assets was $10.4 million for the third quarter, an increase of $0.7 million from the same period of the prior year.

Net cash provided by financing activities totaled $60.6 million for the third quarter, compared to net cash used of $3.1 million in the same period of the prior year. Net cash proceeds of $138.3 million received from the issuance of the Depositary Shares was offset by the cash payment of $72.9 million to retire the 11% Exchangeable Preferred Stock. Cash dividends of $1.3 million were paid on the 11% Exchangeable Preferred Stock in the third quarter.

Cash and equivalents increased $27.7 million to $210.1 million between June 30, 1995 and March 31, 1996, primarily due to the proceeds from the issuance of the Depositary Shares, net of the cash used to retire the 11% Exchangeable Preferred Stock, offset by restructuring, reorganization and acquisition-related items and cash used for the Sigma and BISS acquisitions. This compares to a $95.9 million decrease in the same period of the prior year, primarily due to the Bull acquisition.

Cash provided by operations before restructuring and reorganization-related items of $38.4 million, less cash used for restructuring and reorganization-related items of $13.3 million, resulted in net cash provided by operations of $25.1 million for the nine months ended March 31, 1996. This compares to cash provided by operations before restructuring and reorganization-related items of $62.8 million, less cash used for restructuring and reorganization-related items of $46.0 million, resulting in net cash provided by operations of $16.8 million for the nine months ended March 31, 1995. Cash provided by operations before restructuring payments and reorganization-related items for the nine months ended March 31, 1996 includes

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
- --------------------------------

$25.6 million for payments of acquisition-related costs and other charges. Higher levels of receivables utilized $23.5 million of cash in the nine months ended March 31, 1996, compared to $32.3 million cash provided in the same period of the prior year. Lower accounts payable and other current liabilities resulted in reductions of $20.0 million and $22.2 million for the nine months ended March 31, 1996 and 1995, respectively.

Net cash used in investing activities totaled $57.2 million for the nine months ended March 31, 1996, compared to $120.6 million for the same period of the prior year. Business acquisitions, net of cash acquired, totaled $15.8 million and $106.2 million for the nine months ended March 31, 1996 and 1995, respectively, and relate to the acquisitions of Sigma and BISS in the current year and Bull in the prior year. Investment in depreciable assets increased by $15.1 million, primarily due to the acquisition of the Bull businesses.

Net cash provided by financing activities totaled $59.7 million for the nine months ended March 31, 1996, compared to net cash provided of $4.0 million in the same period of the prior year. Net cash proceeds of $138.3 million were received from the issuance of the Depositary Shares, offset by the cash payment of $72.9 million to retire the 11% Exchangeable Preferred Stock. Cash dividends of $3.3 million were paid on the 11% Exchangeable Preferred Stock for the nine months ended March 31, 1996.

At March 31, 1996, in addition to the cash on hand, the Company had available to it the unused portions of the BT Commercial Corporation ("BTCC") financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $77.1 million. In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $28 million for costs and other charges related to prior acquisitions and previously recorded restructuring and reorganization-related items.

Accrued and unpaid cash dividends of the Company's outstanding 4 1/2% Series A Cumulative Convertible Preferred Stock and 6 1/2% Series B Preferred Stock amounted to $4.2 million at March 31, 1996. Cash dividends of $12.1 million were paid on the 11% Exchangeable Preferred Stock for the nine months ended March 31, 1996, including a one-time special dividend of $8.8 million representing the difference between the repurchase value and the carrying value of the 11% Exchangeable Preferred Stock.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility will be sufficient to meet the Company's cash requirements for operations for the next twelve months, and to complete the planned acquisition-related and restructuring efforts. As part of furthering its business strategy, the Company explores the acquisition of, or the opportunity for, strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

                           On February 27, 1996, the Company filed a Certificate
                  of Designations designating 143,750 shares of its authorized and unissued Preferred Stock as 6 1/2% Cumulative Convertible Preferred Stock, all of which shares are issued and outstanding. The terms of the 6 1/2% Cumulative Convertible Preferred Stock are set forth in Exchibit 3.8 to this Quarterly Report on Form 10-Q.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:


Exhibit No.                          Description
- -----------              -------------------------------------------------

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

3.2(12) Amended and Restated Certificate of Stock Designation with respect to the 11% Preferred Stock

3.3(1)                   By-laws of the Registrant

3.4(9)                   Certificate of Incorporation, as amended

3.5(13) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.6(15)                  ByLaws of the Registrant, As Amended

3.7 Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.8 Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

10.1(3)                  Stock Incentive Plan

10.2(3)                  1993 Directors' Stock Option Plan

10.3(4) Form of Contingent Severance Compensation Agreements with Donald P. Casey, J.J. Van Vuuren, Albert A. Notini, William P. Ferry, David I. Goulden, Bruce A. Ryan, James J. Hogan and Franklyn A. Caine, each an executive officer of the Company

                           PART II - OTHER INFORMATION
                                   (continued)

Exhibit No.                          Description
- -----------              -------------------------------------------------

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

10.19(7)                 Form of Pledge Agreement with Joseph M. Tucci

10.20(7) Form of Non-Negotiable Secured Promissory Note from Donald P. Casey to the Registrant

10.21(7)                 Form of Pledge Agreement with Donald P. Casey

10.22(8)                 Stock Incentive Plan, as Amended

                           PART II - OTHER INFORMATION
                                   (continued)

Exhibit No.                          Description
- -----------              -------------------------------------------------

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

10.33(15)                Non-Negotiable Secured Promissory Note, as
                         Amended from Joseph M. Tucci to the Registrant

10.34(15)                Non-Negotiable Promissory Note, as Amended from
                         Donald P. Casey to the Registrant

10.35(15)                Pledge Agreement, as Amended, from Joseph M.
                         Tucci to the Registrant

10.36(15)                Pledge Agreement, as Amended, from Donald P.
                         Casey to the Registrant

                           PART II - OTHER INFORMATION
                                   (continued)

Exhibit No.                          Description
- -----------              -------------------------------------------------

10.37(15)                1994 Employee's Stock Incentive Plan, as Amended

10.38(15)                Employment Agreement with Robert K. Weiler

10.39(15)                Contingent Severance Compensation Agreement with
                         Robert K. Weiler

10.40(15)                Form of Amendment to Employment Letter Agreement
                         for David I. Goulden, William P. Ferry, Albert A.
                         Notini and Franklyn A. Caine

10.41(15)                Employment Agreement of Joseph M. Tucci, as
                         amended


10.42 Form of Non-Qualified Long Term Incentive Option to Purchase Shares of Common Stock for Messrs. Tucci, Caine, Casey, Cuneo, Ferry, Goulden, Hogan, Jerritts, Notini, and Van Vuuren

10.43                    Registration Rights Agreement 6 1/2% Cumulative
                         Convertible Preferred Stock

10.44                    Employment Agreement of Jean M. Edwards

10.45                    Contingent Severance Compensation Agreement with
                         Jean M. Edwards

11.1                     Statement of Computation of Earnings per Share

12.1                     Statement of Computation of Earnings to Fixed
                         Charges


         (b) During the quarter ended March 31, 1996, the Registrant filed a current report on Form 8-K dated January 23, 1996 relating to an agreement to repurchase and retire all of the outstanding shares of its 11% Exchangeable Preferred Stock, a current report on Form 8-K dated February 28, 1996 relating to the completion of $143,750,000 offering of 6 1/2% Series B Cumulative Convertible Preferred Stock and the completion of the repurchase and retirement of all its 11% Exchangeable Preferred Stock, a current report on Form 8-K dated April 4, 1996 containing the audited financial statements of the Company as of and for the six months ended December 31, 1995, and a current report on Form 8-K dated May 3, 1996 containing the Stock Purchase Agreement with respect to the Registrant's acquisition of Dataserv
               Computer Maintenance, Inc. from Dataserv, Inc., an indirect wholly owned subsidiary of BellSouth Corporation.

                           PART II - OTHER INFORMATION
                                   (continued)


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

(15) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: May 15, 1996


                                                WANG LABORATORIES, INC.



                                                /s/ Franklyn A. Caine
                                                ----------------------------
                                                Franklyn A. Caine,
                                                Executive Vice President and
                                                Chief Financial Officer