Form 10-K405
period 1996-06-30
WANG LABORATORIES INC
filed 1996-09-27
CIK 104519

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

     For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
     -----     Exchange Act of 1934

                     For the Fiscal Year ended June 30, 1996

                          COMMISSION FILE NUMBER 1-5677

                             WANG LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                                     04-2192707
         -------------------------------                     -------------------
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)

600 Technology Park Drive, Billerica, Massachusetts                  01821
- ---------------------------------------------------               ----------
      (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (508) 967-5000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X    No
                            -----    -----

     On August 30, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $595,182,223 based on the closing price of Common Stock on the Nasdaq National Market on August 30, 1996 and assuming a market value of $50.00 per share for the Depositary Shares (each representing a 1/20 interest in a share of the 6 1/2% Cumulative Convertible Preferred Stock) and assuming a market value of $1,000.00 per share for the 4 1/2% Series A Cumulative Convertible Preferred Stock.

     The number of shares outstanding of Common Stock outstanding as of August 30, 1996 was 36,399,098.

                       Documents Incorporated By Reference
                       -----------------------------------

               Document                                     Form 10-K Part
               --------                                     --------------

Definitive Proxy Statement with respect                        Part III
to the Annual Meeting of Stockholders
to be held on November 26, 1996
to be filed with the Securities and
Exchange Commission

                                     PART I

ITEM 1.  BUSINESS

         Wang Laboratories, Inc., a Delaware corporation ("Wang" or the "Company"), develops, markets and supports software and offers services that define, automate, manage and measure critical business processes. Wang develops and markets software for applications in work management (workflow, imaging, computer output to laser disk (COLD) and document and storage management), and provides integration and support services for computers and computer networks worldwide. The Company's software and services enable its customers to realize improvements in productivity, quality and responsiveness through the definition, automation, management and measurement of critical business processes. The Company's customers include businesses, institutions and governments of varying sizes around the world.

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

         The Company operates through its Software Business and its Services Business, and is focused on particular segments of the software and services industry in which the Company enjoys substantial sales, research and development and marketing expertise and which, in the Company's judgment, offer significant growth and market opportunities. The Company intends, by internal development and acquisition, to build on its positions in the integrated work management software solutions market and as a worldwide provider of value-added network and desktop support services. The Company believes that this approach will build on its existing technology strengths and customer base, while responding to evolving changes in the worldwide market for information services. The Company will continue to service the needs of its VS minicomputer customers by offering upgrade products, service and open system coexistence and migration products.

         On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased Bull's U.S. customer services business, U.S. federal systems subsidiary, its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand and its worldwide workflow and imaging business ("W/I Business").

         On April 12, 1995, Wang and Microsoft Corporation announced a worldwide multi-year technical, service and marketing alliance pursuant to which Wang was designated as Microsoft's preferred vendor of imaging and workflow systems, and as an authorized provider of end-user support services for Microsoft products. Under the alliance, Wang's desktop imaging and object controls have been incorporated as standard features in Windows 95 and Windows NT, and image controls have been included in the Visual Basic development tool. Additionally, the two companies are working together to accelerate the deployment of workflow automation software as a mainstream application for client/server computing. As one of Microsoft's Authorized Support Centers, Wang provides end-user support for the full range of Microsoft products. This support includes on-site network design and installation, consulting, network integration, migration support, workflow and imaging services and end-user help desk services. As part of this agreement, Microsoft purchased $90.0 million face amount of 4 1/2% Series A Cumulative Convertible Preferred Stock of Wang due in 2003 (the "4 1/2% Preferred Stock") for $84.0 million.

         On July 21, 1995, Wang acquired Sigma Imaging Systems, Inc. ("Sigma") (subsequently renamed Wang Software N. Y., Inc.). Sigma designs and markets state-of-the-art workflow and imaging software for paper-intensive businesses. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-based transaction processing applications and are used in many of the largest multi-site imaging and workflow systems currently in commercial use in Windows NT. The acquisition by Wang of the Sigma software line allowed Wang to accelerate development and commercialization of Windows NT versions of its imaging and workflow server software.

         On October 18, 1995, the Company acquired BISS Limited ("BISS"), a United Kingdom company which specializes in the design, implementation and support of network computing solutions. The new organization is focusing on developing network infrastructure solutions, including local area network ("LAN") and wide area network ("WAN") interconnection, client/server architecture and network management systems.

         On December 18, 1995, the Company acquired Avail Systems Corporation ("Avail") (subsequently renamed Wang Software Storage Management Group, Inc.), a developer of software that automates the storage, relocation, archiving and retrieval of information on a client/server network. This acquisition added the next generation of storage management technology to the Company's workflow and imaging systems. Additionally, the Company's alliance with Microsoft Corporation was expanded to include co-development of storage management products using the Avail technology for future Microsoft products.

         On May 3, 1996 the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv"), a provider of computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries.

         On August 29, 1996, the Company acquired I-NET, Inc. ("I-NET"), a vendor-independent provider of outsourced client/server, network and desktop management services for the commercial and federal sectors. These services include enterprise network integration and operations, on-site and remote network management, helpdesk services, LAN/WAN communications, document management services and IT outsourcing.

INDUSTRY BACKGROUND

         Open Systems Technology. The Company built its success in the 1980s largely on its line of VS minicomputers with a proprietary operating system running office software applications. In recent years, however, the computer and information technology industry has moved from primarily proprietary hardware systems and software products to an emphasis on "open" systems, which are based on industry-wide standards, particularly the UNIX and NT operating systems. This transition is allowing customers to buy hardware and software from a variety of vendors and to combine components into one integrated system to a greater degree than had been possible with proprietary systems.

         Until recent years, the personal computer was the primary open system in the marketplace. Today, however, open system technology is available among higher performance processors, which are being used as servers to support networks of personal computers. The availability of open systems, which provide customers with increased flexibility in addressing their productivity requirements, has dramatically reduced the opportunity for sales of hardware and software systems based on proprietary technologies, such as Wang's VS minicomputer systems.

         The use of open systems has dramatically increased the complexity of deploying computer networks and information technology systems. Unlike an open system, most proprietary systems are fully integrated "turn key" solutions that provide all the requisite interfaces and have extensive compatibility testing performed prior to customer installation. In contrast, open systems can involve multiple interconnections and interfaces. Such complexity has led to opportunities for companies that are able to offer cost-effective sophisticated computer services to manage the open systems technology.

         Client/Server Systems. Concurrently with the adoption of open systems solutions, an increasing number of computer users have moved to a client/server architecture, which enables an organization to realize both the convenience of desktop systems and the power of shared processing. As users exploit the benefits of open systems, many conclude that by linking multiple personal computers (i.e., clients) and servers into client/server systems, they can achieve the functionality of traditional minicomputers or mainframes at a lower initial cost. Client/server applications combine the power and ease of use of the client with the price/performance of the server. Users of client/server systems often find that such systems are also easier to use and have added functionality, such as decision-support capabilities, graphical applications and imaging. Further, by making information more accessible to office workers, the Company believes that the workers are able to perform tasks more efficiently, provide improved customer service, and increase the quality of their work product. The need for a new class of software applications designed specifically for this model of computing has made client/server software one of the fastest growing segments of the software industry and has also created a demand for consulting and services to support the integration of such applications with customers' overall computing solutions.

         The transition from centralized mainframe or host-based systems to client/server systems is time consuming and costly and requires highly trained network designers and application developers. These critical resources are not typically a core competence of the company undergoing the transition. Consequently, the Company believes system transitions will generate a demand for computer networking and integration services.

         Office Productivity. The Company believes that increasing office productivity remains a major challenge across all sectors of industry and government. In the past, mainframes, minicomputers, personal computers and networks have been used mainly to automate existing work processes. In relatively few cases has the underlying work process been streamlined to take maximum advantage of new technology. The technologies required to streamline tasks in the office exist today. To achieve this improvement, however, the Company believes that office computer systems must automate the significant amount of information in offices that is stored on paper and outside the reach of traditional office automation systems. Document imaging technology captures this information and "integrated imaging technology" integrates this "automated paper" with data, text, voice, video and other information processed by a computer system.

BUSINESS STRATEGY

Wang's business strategy is as follows:

- -    to be a worldwide leader in work management software for client/server open systems.

- -    to be a major worldwide provider of integration and support services for desktops and networks.

- -    to continue to provide support for current VS customers and GCOS customers and upgrades and interoperability options for VS customers.

         The Company is taking advantage of the opportunities created by recent developments in the information processing industry by focusing on particular segments in which it has the technological, professional and marketing expertise to offer both software and services that will permit its customers and clients to increase their productivity in the office and workplace, and by supporting its significant base of existing VS customers in maintaining and enhancing their systems or in transitioning to the open client/server model of computing. The key elements of this business strategy are as follows:

         -- Focus on Work Management Software. Wang believes that its work management software permits users with a range of hardware technologies to enhance significantly their office productivity. In addition, this software facilitates the production, integration, management and processing of paper-based information, and automates the flow of business processes within an organization. Finally, this software offers customers a high level openness and scaleability, providing them with the flexibility to take advantage of industry-standard hardware, networks, databases and installed systems and applications.

         -- Focus on Network and Desktop Computer Services. Wang offers a full suite of network and desktop services on a world-wide basis. At the desktop, the Company offers services including product procurement, computer maintenance, help desk and desktop administration (including moves, adds, changes and upgrades). Network services include LAN (and associated applications) design, implementation and administration, WAN (and associated applications) design, implementation and administration and Internet/Intranet design, implementation and administration. The Company offers these services individually or as a suite of service offerings. By offering customers a full suite of services from the desktop through the WAN, the Company believes that it can offer customers an attractive outsourcing arrangement for providing desktop and network products and services.

         -- Complement Internal Growth With Strategic Acquisitions and Alliances. The Company believes that opportunities exist to extend and enhance its current line of business and distribution capabilities through investments in or acquisitions of businesses in the information processing industry such as the Bull, Sigma, Avail, BISS, Dataserv and I-NET acquisitions or the creation of key strategic alliances such as the alliance with Microsoft. Such acquisitions or alliances complement the Company's existing software product offerings, leverage its existing strengths, such as its customer services business, and enhance cost efficiencies across the entire corporate organization. The Company's management intends to continue to analyze additional acquisition opportunities and opportunities to form additional strategic alliances and to pursue those opportunities that further its overall business strategy. The Company evaluates such transactions from time to time, and one or more such transactions could occur at any time.

         -- Leverage VS Customer Base. The Company believes that its existing base of VS minicomputer customers is an available and important market for its client/server and open systems software and services. The Company will continue to offer to its VS customers support services, hardware and software to expand and upgrade VS systems. Wang's strategy allows VS customers to continue to gain value from their VS investments, and for Wang to help them to transition to client/server computing when, or if, they desire to do so. For these customers, Wang has developed software and services that allow them to incorporate client/server computing in a coexistence or interoperability strategy, which allows new client/server systems and the VS to work together. The Company plans to continue to invest in developing new software, hardware and service options for its VS customer base.

PRINCIPAL PRODUCTS AND SERVICES

         The Company's business organization is divided into two integrated businesses: the Software Business and the Services Business. Although the business units often work in concert, each business unit has its own strategic mission and its own marketing, sales, support and development teams.

The Software Business
- ---------------------

         The Software Business has worldwide responsibility for all aspects of the Company's work management software and for application builder software as well as related professional services.

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

         On July 21, 1995, Wang acquired Sigma to leverage its relationship with Microsoft. Sigma's product line of workflow and imaging software is specifically designed to complement Microsoft's Back Office suite of Windows NT server applications. The Sigma software is modular and can grow from a small departmental system to a very large environment, processing over 500,000 pages per day. The software can also route and track electronic work packets among thousands of workers throughout large organizations. Additionally, the Sigma software includes remote workstation software that makes imaged documents available with minimal response time at off-site locations such as branch offices or employees' homes.

         Wang's workflow software enables customers to organize, automate, manage and integrate their work processes with many existing PC, networking and other office systems. The software features a graphical user interface and comprehensive business measurement tools to facilitate workflow development, measurement and management.

         Imaging. Wang believes that image processing is an essential component in effectively automating the office to take full advantage of advances in open computing and client/server architecture. Today's imaging technology offers businesses and organizations that require large volumes of paper processing (e.g., insurance companies, banks, hospitals and governments) the opportunity to realize significant increases in productivity, quality and service in their offices. For example, using Wang's imaging technology in a

Microsoft environment, a claims adjuster can retrieve images of an accident, annotate them, enlarge or reconfigure them and forward or distribute copies of the images to third parties, without any requirement for physical reproduction. This application alone can greatly increase the efficiency and flexibility of claims processing, while enhancing the security and integrity of the image record and eliminating wasteful paperwork.

         The Company has a long history with imaging products. The Wang PIC (Professional Image Computer), introduced more than ten years ago, enabled users to capture and edit images as well as merge, store, retrieve and transmit images electronically. The Company expanded this technology to its WIIS (Wang Integrated Image Systems), VS minicomputer-based systems, which integrate images with data and text and provide automation tools for many customers with image-intensive work processes. WIIS allows paper-based information to be captured, indexed, stored, retrieved and used throughout an organization, and to become part of the mainstream of an information system. Particular utilities now allow customers to run WIIS on a client/server hardware system. With these utilities, customers can run the VS minicomputer as an image or application server and run the client applications on their workstations to access the image data.

         The Company has continued its momentum in the imaging market with its OPEN/image products, introduced in mid-1992. This software builds on the functionality of WIIS and expands imaging solutions to UNIX-based systems. OPEN/image software allows customers to easily create new image processing applications or add imaging capabilities to existing applications on a broad range of hardware platforms.

         Storage Management. In December 1995, the Company acquired Avail, a leading company in the market for hierarchical storage management ("HSM") software intended to create expansive disk space for storing, archiving and retrieving information on or from information networks. Avail software determines the frequency of use of information stored on the network and automatically moves less frequently used information to optical disk or magnetic tape, thereby freeing up relatively more expensive disk space for the storage of more frequently used information. Wang is working with Microsoft to co-develop the Avail HSM software line for inclusion in future Microsoft product releases. While the market for storage management technology is in its early stages of development, the Company believes that the Avail HSM software, coupled with Wang's resources, its alliance with Microsoft and its acquisition of Sigma, will strengthen Wang's position as a provider of critical imaging and workflow applications.

         COLD. COLD allows companies that generate and manage large quantities of computer generated paper output (either on computer paper or on microfilm) to store, archive and retrieve information electronically on optical disk drives. This provides better retrieval times and increased customer service. Companies such as credit card processing firms and credit unions can manage many months of customer information on-line in optical media instead of removing the data and storing it on microfiche or in stacks of computer paper. Wang's OPEN/cold+ product introduced in 1994 allows these customers to store the information on optical drives.

The Services Business
- ---------------------

         Wang has a long history of providing office automation and systems integration services, including the design, project management, application design, installation, ongoing support and administration of a network or interconnected networks. Additionally, the Company is a leading independent provider of maintenance and support services, network integration, installation, training and other value-added services to customers worldwide. With the acquisition of I-NET, Wang believes that it can now provide a full suite of services at the desktop, LAN and WAN level for the new network computing paradigm (open systems and client/server) throughout the world.

         Wang focuses on assisting customers in maximizing the effectiveness of their organizations by using client/server technologies. Wang has designed, integrated and installed more than 5,000 LANs (since the mid-1980s) and 35,000 VS systems, including 10,000 electronic mail systems (since the late 1970s), in approximately 130 countries around the world. Other services provided by the Company include Business Process Management services, a five-step continuous process improvement methodology and set of tools that helps customers determine how best to use client/server, imaging and other technologies to improve document-intensive office processes. Wang also helps customers procure and integrate client/server solution components. Through a number of relationships with major technology providers, including IBM, Hewlett-Packard, Novell, Packard Bell and Compaq, Wang offers customers leading hardware and software on a "one-stop" basis. The Company has extensive LAN and office network design and implementation expertise. The Company has installed thousands of LANs and is a leading reseller of Novell and Banyan networking products. Wang consultants design and manage the installation, maintenance and administration of complex, heterogeneous, multi-site interconnected office networks. Additionally, the Company provides specialty services to its desktop customers, offering both local or remote help desk support.

         In October 1995, Wang built upon its strength in the solutions integration business through the acquisition of BISS, a United Kingdom company which specializes in the design, implementation and support of network computing solutions. The Company believes that with this acquisition, it is one of the largest independent network integrators in the United Kingdom. Through the integration of BISS with the Company's existing network integrating operations in the United Kingdom and Ireland, Wang is focusing on developing network infrastructure solutions, including LAN and wide area network interconnection, client/server architecture and network management solutions.

         In August 1996, Wang added substantially to its networking expertise and market position by acquiring I-NET. The Company believes that I-NET possesses excellent LAN and WAN design, implementation and operations skills. The Company believes that the combination of Wang's world-wide desktop and international LAN infrastructure with I-NET's domestic LAN and WAN capabilities and WAN monitoring methodology will position the Company as a leading provider of computer networking services. In addition to its large commercial customer base, I-NET is a leading provider of network and systems integration to the United States federal government. Major customers of I-NET include NASA and the US Postal Service.

         The Company believes that Wang Federal, Inc., a wholly owned Wang subsidiary, is one of the top providers of systems integration products and services to the United States federal government. Wang Federal has a long history of delivering to United States government departments and agencies a wide range of information technology products and services, from large centralized systems to distributed information networks. It is involved with numerous civilian and military organizations in developing, installing and maintaining their mission critical systems. Major customers of Wang Federal include the Department of Defense and each of the military services; the Department of State; the General Services Administration; and the Department of Commerce and Transportation. Wang Federal's major contracts for the United States government include the Worldwide Military Command and Control System; NASA's payload management systems for the space shuttle; the Database Machine Contract which provides numerous civilian and Department of Defense agencies with contemporary information technology products and services; and Pension Benefits Guaranty Corporation, for which Wang Federal designed, developed and now operates an accounting system.

         In addition to its networking and integration services, the Services Business has worldwide responsibility for selling and supporting popular third-party hardware and software products, for providing maintenance services to the Company's VS customers and for the Bull GCOS platform and for installing and supporting office networks. As part of its strategy in the multi-vendor services market, the Company targets growth segments of the market, including services for desktop systems, helpdesk and service and support for high-end UNIX systems. To implement this strategy, the Company is continuing to build upon the Bull acquisition as a foundation for growth, to support VS and GCOS customer transition strategies from existing proprietary systems to client/server applications and to service the needs of its VS minicomputer customers by offering upgrade software, service and open system coexistence and migration software. In May 1996, the Company acquired Dataserv, a leading computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries.

         The Company offers a range of services and support for client/server applications, including users of numerous desktop systems (AST, Dell, Leading Edge, NEC, Packard Bell, Printronix and Zenith Data

Systems), users of networking products (Banyan, Bay Networks and Novell) and end-user help desk services (Leading Edge, NEC, Packard Bell and Tricord). The Company supports and maintains more than 3,500 third party products from more than 300 vendors through its worldwide network of high quality, well-trained customer engineers, telephone support centers and logistics operations. The Company employs more than 2,000 technical support professionals worldwide, and offers support from locations throughout the United States, in a number of European countries, the Far East, Australia and Latin America.

         The Wang-Microsoft alliance announced in April 1995 expands Wang's role as an authorized provider of a full range of end-user support services for Microsoft products. This support includes on-site network design and installation consulting, network integration, migration support, workflow and imaging services and end-user help desk services. Wang has also provided support services for Windows 95 users in Australia since the product's introduction in August 1995.

         Currently, a significant source of the Company's revenue remains the servicing, upgrading and enhancement of its installed base of its VS systems. The introduction of several new processors, the VS9000 and VS12000 in 1993, the VS6230 Turbo upgrade in 1994 and the VS16000 Model 850 in 1996 as well as enhanced peripherals, an improved operating system and expanded support services is evidence of Wang's continuing commitment to its VS customers. Additionally, the Company has enhanced certain VS applications to offer coexistence with and migration to the Company's new work management software products. The Company's support for its VS line not only allows customers to continue to gain value from their VS investments, but also facilitates their transition to open systems when, or if, they desire. Wang maintains an electronic main gateway between Microsoft's Exchange communication server product and Wang's VS Office. This will allow the large installed base of VS Office users to coexist with Microsoft Mail and Exchange users. The addition of Bull's United States customer services business and five sales and service subsidiaries has resulted in Wang providing service and support on an exclusive basis to users of Bull GCOS platforms in the United States including the United States government, Canada, Mexico and Australia. While the Company fully intends to continue supporting and servicing these important customer groups, the Company expects that revenues from servicing and enhancing its installed base of VS systems which have been declining at a fairly predictable rate over recent years, in part due to the declining sales of new VS systems and Bull GCOS platforms collectively will contine to decline during fiscal 1997 at the rate of 20% to 25% per annum.

MARKETING

         The Company is approaching the markets for its software products with a two-pronged sales strategy: the sale of integrated work management systems through a direct sales force, and the sale of software through software vendors, distributors, value-added resellers ("VARs"), application providers and system integrators. Wang's direct sales force is focusing on selling work management systems to a distinct set of customers in selected vertical markets, targeting such industries as federal, state and local government, banking, financial services, insurance and health care, as well as customers who possess a large installed base of Wang equipment. In these direct sales accounts, Wang will typically partner with a systems integrator or vertically oriented VAR to provide a turn-key solution for the customer.

         The Company sells its services offerings predominantly through a direct sales effort. Wang's direct sales force sells to both end-user customers as well as large OEMs.

         The Company markets its products and services in the United States through its nationwide sales and customer service offices. At June 30, 1996, United States operations included approximately 510 sales, sales support and sales administration personnel and approximately 3,530 people in its service and support organization (compared to approximately 495 and 2,200, respectively, at June 30, 1995).

         The Company's products and services are marketed and serviced in Canada, and areas of Europe, Latin America, Asia and the South Pacific regions through subsidiaries that generally are wholly-owned. At June 30, 1996, these subsidiaries employed approximately 310 sales, sales support and administrative personnel and approximately 1,825 service personnel (compared to approximately 345 and 1,945, respectively, at June 30, 1995). In addition, the Company reaches customers through independent distributors in approximately 100 other countries.

         To complement its worldwide direct sales and distributor organizations, the Company has additional channels of distribution, including VARs and software partners that incorporate their proprietary application software into Company products or integrate their software applications with those of the Company.

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

COMPETITION

         Competition is vigorous in all parts of the worldwide market for applications software and office-related products and services. The Company's competitors are numerous and vary widely in size and resources. Some have substantially greater resources, stronger reference accounts, larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. The Company must also compete, particularly in the market for open systems application software and imaging technology, with newer, smaller businesses with more limited resources, but that have, in a number of cases, been able to develop and bring to market significant products with highly competitive technological features. In addition, firms not now in direct competition with the Company, including large software development and sales companies, may, in the future, introduce competing products. The Company competes primarily on the basis of the price/performance, the ability to offer a variety of products and specialized application programs, the strength of its service, support and sales organizations an the upgradeability, flexibility and ease of use of its products.

         Wang's work management software products currently compete primarily against FileNet, ViewStar, BancTec and International Business Machines ("IBM"). Wang's Services Business, as it relates to multi-vendor systems, competes in the maintenance business against small regional companies with specific specialties, large independent maintenance providers (such as DecisionOne, Memorex/Telex, ENTEX and Vanstar) and captive maintenance providers (such as IBM, Hewlett Packard and Digital Equipment Corporation). Wang's Services Business as it relates to networking and integration, competes with IBM, EDS, Hewlett Packard, CSC, Unisys Corporation and BANI.

RESEARCH AND DEVELOPMENT

         The Company has a research and development program that supports the Company's business strategy, open and standard computer architectures, and customer needs. The Company's research and development expenses for fiscal 1996 were $33.7 million, of which $28.7 million related to the Company's OPEN software products. In fiscal 1995, the Company spent approximately $31.5 million on research and development in support of its continuing operations, of which approximately $24.2 million was spent on development of its OPEN software products. These figures include direct labor costs, some allowances for material and overhead expenses, and deferred software productions costs. Approximately $40 million was spent in fiscal 1994 in the same operations. The decrease was due primarily to restructuring, the elimination of projects no longer relevant to the Company's strategy, and the consolidation of certain projects. Approximately 370 engineers, systems analysts, programmers and related administrative support personnel were employed by the Company in research and development operations at June 30, 1996, as compared with approximately 380 in such positions at June 30, 1995.

CUSTOMERS

         The Company's customers include businesses, institutions and governments of varying sizes around the world. The company's sales, marketing, professional services and software application development groups focus on customers with office productivity needs in selected markets. The United States government, together with its various agencies, is a significant customer of the Company, and provided revenues to the Company of approximately $241 million in fiscal 1996, $150 million in fiscal 1995, $101 million for the nine months ended June 30, 1994 and $40 million for the three months ended September 30, 1993, which represented approximately 22%, 16%, 16% and 19% of consolidated revenues, respectively, in each of those periods. No other customer accounted for more than 10% of the Company's consolidated revenues in any of those periods.

PATENTS, TRADEMARKS AND LICENSES

         The Company owns a number of patents and patent applications which, although valuable and important to the Company, are not considered to be of material importance to its current operations as a whole. The Company receives license royalties from some of these properties, and takes measures to enforce its rights when it deems such action appropriate. The Company is the plaintiff in several actions in which the Company alleges that the defendants are infringing on one or more patents held by the Company including a suit against FileNet Corporation alleging infringement of six of the Company's imaging and workflow patents. The results of such enforcement measures and future awards or royalties, if any, related thereto cannot be predicted with any certainty at this time, but, if successful, one or more of these actions could result in a significant recovery for or other relief granted the Company. The Company also owns certain copyrights, trademarks and proprietary information, and licenses certain other intellectual property from others for amounts that are not material to the Company's business as a whole. In the event that products of the Company may be covered in whole or in part by patents owned by others, the Company may find it necessary or desirable to obtain one or more additional licenses.

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

MANUFACTURING

         At June 30, 1996, the Company employed approximately 150 personnel in its manufacturing and related distribution operations (compared to approximately 185 at June 30, 1995). The continuing decline in demand for the Company's proprietary computer hardware products, the decision to discontinue the manufacture of PCs, increased reliance on third-party manufacturing sources and contract fabricators of subassemblies and components, and increasing reliance on direct shipment by suppliers to the Company's customers have allowed the Company to drastically scale back its own manufacturing operations. These measures are consistent with the Company's orientation toward software and services.

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

EMPLOYEES

         At June 30, 1996, the Company employed approximately 7,900 people in its worldwide operations, compared to approximately 6,900 at June 30, 1995. The Company has not experienced any strikes or work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         At June 30, 1996, the Company owned and leased a total of 3.2 million square feet of building space around the world at an annual cost of $49.4 million on a cash basis. In the U.S. the Company utilizes 1.9 million square feet of which approximately 0.5 million is used for administration, research and development, customer services and training, 0.8 million is used for field sales and service offices including regional administration and training operations and 0.5 million is used for distribution warehousing, manufacturing and associated administrative operations. The Company has also leased out approximately 0.3 million square feet. Internationally, the Company owns and leases approximately 1.0 million square feet of which approximately 0.9 million is used for subsidiaries' administrative sales and service operations and approximately 0.1 million is used for distribution warehousing, manufacturing and associated administrative operations.

         The Company has excess space in certain operations. Such excess space will continue to be vacated as a result of ongoing restructuring actions. Amounts realized from similar dispositions of excess facilities and space have been, in general, less than sufficient to retire the Company's obligations with respect to such space. The Company anticipates that this experience will continue in general for any facilities restructuring.

         On June 30, 1995, the Company relocated its headquarters to space acquired in the Bull transaction in Billerica, Massachusetts. Although the Company terminated many of its short-term leases and consolidated its U.S. field operations into space acquired in the Bull transaction the net result was an increase in commercial space used in the Company's U.S. operations. Wang believes that the relocation of U.S. employees in connection with these processes has been accomplished with a minimum of disruption and that its employees have facilities appropriate for their needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Chapter 11 proceedings were initiated by the predecessor corporation on August 18, 1992, and on September 30, 1993 a formal confirmation order with respect to the Company's Reorganization Plan became effective. On December 16, 1993, the Company was reincorporated as a Delaware corporation. The new corporation issued 30,000,000 shares of the new Common Stock to a Disbursing Agent (American Stock Transfer & Trust Company), which began distribution of these shares to holders of allowed general unsecured claims in the Chapter 11 case. To date 27,159,561 million shares have been issued. All shares of capital stock (Class B and Class C Common Stock) of the predecessor Massachusetts corporation were cancelled. Under the Reorganization Plan, 7,500,000 warrants, each to purchase one share of new Common Stock at $21.45 per share, are available to be issued to the record stockholders of the former Massachusetts corporation and the holders of certain securities claims. The warrant distribution began in March 1995 and to date 6,915,865 warrants have been issued. Holders of stock in the predecessor corporation have until December 16, 1998, to redeem such stock for warrants.

         Disputed claims against the predecessor Massachusetts corporation in the Chapter 11 case continue to be litigated and settled. As they are resolved, holders of allowed claims are receiving shares of Common Stock of the Company out of the reserve held by the disbursing agent.

         The Company is a defendant in several so-called "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' RSI. The Company believes that all RSI claims arising before the confirmation of the Reorganization Plan will be discharged. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. To date approximately 60 claims have been made against the Company alleging damages for RSI injuries. All but three of these claims have been filed as part of the Company's Chapter 11 proceeding. The Company believes that all of these actions, including those commenced after the completion of the Chapter 11 proceeding, will be resolved under the Reorganization Plan. The Company intends to defend itself vigorously against any liability asserted.

         Prior to its filing for Chapter 11 protection, the Company was also a defendant in a number of other routine lawsuits incidental to the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11, and claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under and to some extent settled as part of its Reorganization Plan. Although it is impossible to predict the results of specific matters, the Company believes that its aggregate liability, if any, for all litigation, in excess of insurance coverage and financial statement provisions, will not be material to the Company's consolidated financial position or its results of operation.

         The Company is the plaintiff in several actions in which the Company alleges that the defendants are infringing on one or more patents held by the Company including a suit against FileNet Corporation and Watermark Corporation, a subsidiary of FileNet Corporation, alleging infringement of the Company's imaging and workflow patents. The defendants in certain of these actions have filed counterclaims against the Company. See "Patents, Trademarks and Licenses" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended June 30, 1996.

         The following table sets forth the names, ages as of August 31, 1996 and positions of all executive officers of the Company:

                                                                                               OFFICER
                                                                                               -------
 NAME                                        POSITION(S)                        AGE            SINCE
 ----                                        -----------                        ---            -----

Joseph M. Tucci                  Chairman of the Board and                      49             1990
                                 Chief Executive Officer

Donald P. Casey                  President and Chief Technology Officer         50             1991

Richard L. Buckingham            Vice President and Treasurer                   50             1990

Franklyn A. Caine                Executive Vice President                       46             1994
                                 and Chief Financial Officer

Ronald E. Cuneo                  Senior Vice President                          53             1995

William P. Ferry                 Senior Vice President                          44             1990

Lucy A. Flynn                    Senior Vice President                          43             1996

David I. Goulden                 Senior Vice President                          37             1994

James J. Hogan                   Senior Vice President                          54             1990

Stephen G. Jerritts              Senior Vice President                          70             1995

Albert A. Notini                 Senior Vice President, General Counsel         39             1994
                                 and Secretary

Bruce A. Ryan                    Senior Vice President                          54             1993

Gregory C. Thompson              Vice President and                             40             1994
                                 Corporate Controller

Jeremiah J.J. van Vuuren         Senior Vice President                          53             1993

Robert K. Weiler                 Senior Vice President                          45             1995

Mr. Tucci joined the Company in August 1990 as Executive Vice President, Operations, was elected President and Chief Executive Officer in January 1993, and Chairman of the Board and Chief Executive Officer in October 1993. Previously, he had served as an executive with Unisys Corporation, a computer company, from 1983 to August 1990, most recently as President, U.S. Information Systems.

Mr. Casey joined the Company as Executive Vice President and Chief Development Officer in September 1991, and was elected President and Chief Technology Officer in January 1993. He served as President of the Software Business until December 1995. He had served as Vice President, Networking and Communications at Apple Computer Inc., a personal computer company, from 1988 to 1990, and as Vice President, Spreadsheet Division at Lotus Development Corporation, a software company, from 1990 to 1991.

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

Mr. Cuneo joined the Company in February, 1995 as Senior Vice President and President of the Company's subsidiary, Wang Federal, Inc., a provider of technology services to the federal government. He had served as President and Chief Executive Officer of HFS Inc. (now Wang Federal, Inc.) from 1990 until January, 1995, when it was acquired by the Company. From 1969 through 1990, Mr. Cuneo held various positions with Honeywell, Inc., a diversified manufacturing company, most recently as Vice President and General Manager of Honeywell Federal Systems.

Mr. Ferry joined the Company in August 1990 as Senior Vice President, Applications and Professional Services. He served as Senior Vice President and General Manager of OFFICE 2000 Systems from 1991 to January 1993. From January 1993 until June 1994 he served as Senior Vice President, North American Operations and from July 1994 to the present as Senior Vice President of the Company and as President of the Customer Services Business. He was an executive at Digital Equipment Corporation, a computer, software and services company; from 1985 to 1990, most recently as Vice President, Enterprise Integration Services.

Ms. Flynn joined the Company in June 1996 as Senior Vice President, Corporate/Marketing Communications. From 1992 through 1996, she served as Senior Vice President and Director of Corporate Affairs at Shawmut National Corporation. Previously she served as Vice President of Public Affairs at Shawmut Bank N.A. from 1989 to 1992.

Mr. Goulden joined the Company in September 1990 as Director of Marketing Strategies. From 1991 to 1992 he served as Vice President, Marketing and Development and from 1992 to 1993 he served as Vice President, Marketing. Mr. Goulden served the Company as Vice President, Marketing and Business Development from 1993 to June 1994, as Senior Vice President, Business Development from June 1994 to December 1995, and has served since that time as Senior Vice President, Software Products Division. He previously served as Director of Corporate Strategy and Business Development from 1989 to 1990 at Unisys Corporation, a computer manufacturer.

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

Mr. Jerritts joined the Company as Senior Vice President and President of Latin American Operations in April 1995. He had served on the Company's Board of Directors from 1993 until 1995. Prior to joining the Company he managed the Company's Latin American operations as a consultant since November 1993. Previously, he was President and Chief Executive Officer of NBI, Inc., a computer company, from 1988 through 1992.

Mr. Notini joined the Company in February 1994 as Senior Vice President, General Counsel and Secretary and is responsible for all of the Company's legal, real estate, human resources and intellectual property matters. Previously, he had served as a Junior Partner from 1989 to 1992, and Senior Partner from 1992 to 1994 at the Boston law firm of Hale and Dorr, which he joined in 1984.

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

Mr. Thompson joined the Company in August 1990 as Assistant Controller and became Assistant Corporate Controller in 1992. In December 1994 Mr. Thompson was promoted to Vice President, Corporate Controller and Chief Accounting Officer. Previously he spent six years at Price Waterhouse, concentrating on business strategy and planning, acquisitions, public offerings and corporate accounting and reporting.

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

Mr. Weiler joined the Company in December 1995 as Senior Vice President and President of its Software Business. From 1991 to 1995, Mr. Weiler was employed by Lotus Development Corporation, a software development company, most recently as Senior Vice President, Worldwide Sales and Marketing. Prior to 1991, he served as president and chief operating officer at both Interleaf, Inc. and Cullinet Software, Inc.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the Nasdaq National Market under the symbol "WANG."

         The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq
National Market during fiscal years 1995 and 1996.

Quarter Ended                           High                      Low
- -------------                           ----                      ---

September 30, 1994                    $14 7/8                   $10 3/8

December 31, 1994                     $14 1/4                   $ 9 1/8

March 31, 1995                        $14 3/8                   $ 9 7/8

June 30, 1995                         $18 1/4                   $12 3/8

September 30, 1995                    $19 1/2                   $14 1/2

December 31, 1995                     $18                       $14 3/4

March 31, 1996                        $25 3/8                   $15 1/2

June 30, 1996                         $26 1/8                   $18 1/2

         The number of stockholders of record on August 30, 1996 was approximately 9,100.

         The Company has paid no cash dividends on the Common Stock since its original issuance in December 1993. Its predecessor Massachusetts corporation had not paid any dividends on its capital stock for several years. The company currently intends to retain any earnings for future growth, and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Moreover, the Company's $225,000,000 credit facility with Bankers Trust Company and certain other financial institutions prohibits the payment of cash dividends other than regularly scheduled dividends to the holders of the Company's 6 1/2% Preferred Stock. and 4 1/2% Preferred Stock.

ITEM 6.   SELECTED FINANCIAL DATA

          See EXHIBIT A attached hereto.
              ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          See EXHIBIT B attached hereto.
              ---------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See EXHIBIT C attached hereto.
              ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 26, 1996 (the "1996 Proxy Statement") in the sections "Election of Directors - Directors of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The response to this item is contained in the 1996 Proxy Statement in the sections "Election of Directors - Compensation of Directors," "- Compensation Committee Interlocks and Insider Participation," "- Executive Compensation," and "- Employment Contracts and Change-in-Control Arrangements," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is contained in the 1996 Proxy Statement in the section "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is contained in the 1996 Proxy Statement in the section "Election of Directors - Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    Index to Consolidated Financial Statements.

              1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

                    Financial Statements:

                    Consolidated Statement of Operations for the fiscal year ended June 30, 1996, the fiscal year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993.

                    Consolidated Balance Sheet as of June 30, 1996 and 1995.

                    Consolidated Statement of Cash Flows for the fiscal year ended June 30, 1996, the fiscal year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993.

                    Consolidated Statement of Stockholders' Equity for the fiscal year ended June 30, 1996, the fiscal year ended June 30, 1995, the nine months ended June 30, 1994, three months ended September 30, 1993.

                    Notes to Consolidated Financial Statements.

              2. The following documents are filed as Exhibit D hereto and are included as part of this Annual Report on Form 10-K.

                    Financial Statement Schedule:

                    Schedule II-   Valuation and Qualifying Accounts

              3. The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

       (b)    Reports on Form 8-K

              During the last quarter of the Company's fiscal year ended June 30, 1996, the Company filed (i) a Current Report on Form 8-K dated April 4, 1996 containing the audited financial statements of the Company as of and for the six months ended December 31, 1995, the year ended June 30, 1995, the nine months ended June 30, 1994, the three months ended September 30, 1993 and the year ended June 30, 1993, and (ii) a Current Report on Form 8-K dated May 3, 1996 containing the Stock Purchase Agreement among the Company, Dataserv Computer Maintenance, Inc. ("Dataserv") and Dataserv, Inc. dated April 9, 1996. Subsequent to June 30, 1996, the Company filed (i) a Current Report on Form 8-K/A filed July 2, 1996 containing the financial statements of Dataserv and the required Pro Forma financial information, and (ii) a Current Report dated September 12, 1996 on Form 8-K containing the Stock Purchase Agreement among the Company and the other stockholders of I-NET, Inc. signatories thereto dated as of July 24, 1996, as amended on August 29, 1996 and the Amended and Restated Credit Agreement among the Company, Wang Federal, Inc., Wang Canada Limited, I-NET, Inc., Dataserv Computer Maintenance, Inc., certain Lenders, Co-Agents and a Collateral Agent named therein and Bankers Trust Company as Agent and Issuing Bank dated as of August 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WANG LABORATORIES, INC.

                                        BY: /s/ Franklyn A. Caine
                                            ------------------------------------
                                            Franklyn A. Caine
                                            Executive Vice President and
                                            Chief Financial Officer

September 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                        DATE
          ---------                           -----                        ----

  /s/ Joseph M. Tucci          Chairman of the Board, Chief Executive    9/25/96
- ---------------------------    Officer and Director
Joseph M. Tucci                (Principal Executive Officer)


  /s/ Franklyn A. Caine        Executive Vice President and              9/25/96
- ---------------------------    Chief Financial Officer
Franklyn A. Caine              (Principal Financial Officer)


  /s/ Gregory C. Thompson      Vice President and Corporate Controller   9/25/96
- ---------------------------    (Principal Accounting Officer)
Gregory C. Thompson


  /s/ David A. Boucher         Director                                  9/25/96
- ---------------------------
David A. Boucher


  /s/ Michael W. Brown         Director                                  9/25/96
- ---------------------------
Michael W. Brown


  /s/ Marcia J. Hooper         Director                                  9/25/96
- ---------------------------
Michael W. Brown


  /s/ Joseph J. Kroger         Director                                  9/25/96
- ---------------------------
Joseph J. Kroger


  /s/ Raymond C. Kurzweil      Director                                  9/25/96
- ---------------------------
Raymond C. Kurzweil

  /s/ Axel J. Leblois          Director                                  9/25/96
- ---------------------------
Axel J. Leblois


  /s/ Paul E. Tsongas          Director                                  9/25/96
- ---------------------------
Paul E. Tsongas


  /s/ Frederick A. Wang        Director                                  9/25/96
- ---------------------------
Frederick A. Wang

                                                                       EXHIBIT A


Wang Laboratories, Inc. and Subsidiaries

Five-Year Comparison of Selected Financial Data

 (Dollars in millions except per share data)
                                                                                       Predecessor Company
                                                                                --------------------------------
                                                                                                    Year Ended
                                  Year           Year        Nine Months         Three Months        June 30,
                                  Ended          Ended          Ended               Ended      -----------------
                              June 30, 1996  June 30, 1995  June 30, 1994       Sept 30, 1993    1993       1992
- ------------------------------------------------------------------------------------------------------------------
Revenues                          $1,089.8       $947.2          $644.4     |     $210.9       $1,247.0   $1,896.2
Income (loss) from continuing                                               |
  operations before reorgani-                                               |
  zation expenses, discontinued                                             |
  operations, fresh-start                                                   |
  reporting adjustment and                                                  |
  extraordinary item                  (0.6)      $(61.3)         $ 10.6     |     $ 11.9       $ (69.9)   $ (358.2)
                                                                            |
Reorganization expenses                 --           --              --     |      (34.9)       (127.3)         --
                                                                            |
Income from discontinued                                                    |
  operations                            --           --              --     |         --            --         1.6
Fresh-start reporting adjustment        --           --              --     |      193.6            --          --
Gain on debt discharge                  --           --              --     |      329.3            --          --
                                  --------       ------          ------     |     ------       -------     -------
                                                                            |
Net income (loss)                    (0.6)        (61.3)           10.6     |      499.9        (197.2)     (356.6)
Dividends and accretion on                                                  |
  preferred stock                   (22.6)         (8.7)           (4.2)    |         --            --          --
                                  -------        ------          ------     |     ------       -------     -------
                                                                            |
Net income (loss) applicable to                                             |
 common stockholders              $ (23.2)       $(70.0)         $  6.4     |     $499.9       $(197.2)   $ (356.6)
                                  =======        ======          ======     |     ======       =======    ========
                                                                            |
Net income (loss) per share       $ (0.64)       $(2.04)         $  .20     |          *             *           *
                                  =======        ======          ======     |     ======       =======    ========
                                                                            |
Average number of employees         6,900         5,900           5,900     |      6,700         9,500      13,900



At June 30,                        1996          1995            1994               1993        1992
- ------------------------------------------------------------------------------------------------------

Total assets                      $864.1        $860.7          $686.0      |      $ 588.8    $1,065.9
                                                                            |
Depreciable assets, net           $137.3        $134.4          $ 79.6      |      $ 137.4    $  316.1
                                                                            |
Working capital                   $ 82.8        $ 43.7          $ 94.7      |      $  26.3    $  (13.7)
                                                                            |
Long-term debt, excluding                                                   |
  Liabilities subject to                                                    |
  compromise                          --        $ 23.0          $  2.0      |      $  13.8    $  452.6
                                                                            |
Series A preferred stock          $ 84.8        $ 84.1          $   --      |      $    --    $     --
                                                                            |
Exchangeable preferred stock      $   --        $ 61.5          $ 53.2      |      $    --    $     --
                                                                            |
Stockholders' equity (deficit)    $346.7        $219.5          $264.2      |      $(501.4)   $ (286.4)
                                                                            |
Number of employees                7,900         6,900           5,300      |        6,900      12,900



    Certain prior years' amounts have been reclassified to conform to the presentation for fiscal 1996. Employee data excludes discontinued operations and businesses held for sale.

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

                                                                      EXHIBIT B


WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Developments
- -------------------

On August 29, 1996, the Company acquired I-NET, Inc. ("I-NET") for approximately $165 million in cash and notes, plus assumed liabilities. Prior to the transaction, the Company had an investment in I-NET of approximately $12 million. I-NET, a privately-held business, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network ("LAN/WAN") communications, document management services and IT outsourcing. I-NET generated revenues of approximately $327 million for the year ended December
31, 1995. The Company is integrating I-NET with its existing businesses. Integration-related costs associated with the acquisition will be recorded in the first quarter of fiscal 1997 as part of a restructure charge to operations totaling approximately $29 million.

On August 29, 1996, the Company also entered into a three-year Amended and Restated Credit Facility (the "Facility") with a group of financial institutions, which provides for borrowings of up to $225.0 million. Borrowings under the Facility replaced the Company's existing credit facility, financed a portion of the purchase price of I-NET and refinanced existing I-NET borrowings. The remainder will be used for general corporate purposes.

Basis of Presentation
- ---------------------

The Company was required to adopt fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" in connection with its emergence from Chapter 11 in 1993. The Company's basis of accounting for financial reporting purposes changed as of September 30, 1993 (the "Confirmation Date") as a result of adopting SOP 90-7.

Management's discussion and analysis will: (i) compare the results of operations for the year ended June 30, 1996 to the year ended June 30, 1995; (ii) discuss the results of operations for the nine months ended June 30, 1994, due to the changes in the Company's basis of accounting, which were effective September 30, 1993; (iii) compare the results of operations of the Company's predecessor Massachusetts corporation (the "Predecessor Company") for the three months ended September 30, 1993 to the comparable period of the prior year; and (iv) explain the liquidity and sources of capital as of June 30, 1996.

Except for historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Such forward-looking statements relate to the Company's business, acquisitions, products,

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation (continued)
- ---------------------------------

services, software, expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts, investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward looking statements. Such factors include, without limitation, the following:

- -    The Company's ability to implement its strategy of building upon internal growth in the software and services office productivity segment of the information processing industry with acquisitions and strategic alliances designed to complement Wang's core competencies. There can be no assurance that the Company will be able to implement acquisitions or strategic relationships, or, if entered into, that such acquisitions or strategic relationships will in fact further the implementation of the Company's business strategy. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or, with respect to one or more significant acquisitions, that the Company and its management will be able to effectively assimilate and manage the resulting business.

- -    Currently, a significant portion of the Company's revenues are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems. The Company expects the decline in revenues from traditional sources to continue during fiscal 1997 at the rate of 20 to 25 percent per annum. As the Company's proprietary revenues decline, individual customer losses may have a significant effect on the rate of decline. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses and continued expansion of its software business) more than offsetting the decline in revenues from traditional sources. To the extent that there are delays and difficulties in the implementation of the Company's strategy, or if the decline in revenues from traditional sources is more rapid than anticipated, the Company's results of operations could be adversely affected.

- -    There can be no assurance that the Company will have the technical resources to be able to introduce competitive software products on a timely basis, invest in research and development activity on the same basis as its competitors, or otherwise be able to develop new software and enhancements to current software on a timely basis. In addition, the third-party maintenance and support market is extremely competitive with low barriers to entry, and many other organizations, including hardware-independent service organizations, compete for the provision of maintenance and service to users. In addition, firms not now in direct competition with the Company, including large software development and sales companies, may in the future introduce competing products or services.

- -    International revenues in recent years have accounted for approximately 50 percent of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales,

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation (continued)
- ---------------------------------

     including changes in regulatory compliance requirements, costs associated with labor laws and local workers' councils, special standards requirements, exposure to currency fluctuations, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. While the Company expects to manage its currency exposure, there can be no assurance that it will not experience significant losses on international currency fluctuations. In addition, effective intellectual property protection may not be available in every foreign country in which the Company's products are distributed.

- -    Revenues from branches and agencies of the U.S. government in recent years have approximated 18 percent of total revenues. In addition, significant additional revenues have been derived from agencies of various foreign governments. A significant portion of the Company's U.S. government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products under an awarded contract, could have an impact on the financial performance of the Company for the period in question. Other risks in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contact. Revenues from the U.S. government and government agencies are received under a number of different contracts and from a number of different government agencies and departments. Most sources of government revenues are independent of each other, although occasionally orders under one contact or from one government agency may be linked with orders under another contract or from another agency (so that if one order or contract were canceled, it is likely that the other would also be canceled).

Results of Operations
- ---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995
- -------------------------------------------------------------

For the year ended June 30, 1996, the Company reported revenues of $1,089.8 million, a 15.1% increase compared to revenues of $947.2 million for the prior year. The Company reported operating income of $2.5 million for the year, after acquisition-related charges of $27.2 million and $43.3 million of amortization of fresh-start and acquired intangible assets. This compares to an operating loss of $66.7 million for the prior year, after acquisition-related charges of $64.2 million and $32.0 million of amortization of fresh-start and acquired intangible assets.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $138.0 million for the year, an increase of 65.3% compared to $83.5 million for the prior year. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is determined by excluding from the net income(loss): acquisition-related charges; income taxes; interest expense; interest income; depreciation and amortization.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
- -------------------------------------------------------------------------

The increase in fiscal 1996 revenues was due in large part to acquisitions the Company has made since January 1995. The Bull, Sigma, BISS and Dataserv acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of the Company in the accompanying financial statements include the results of operations of such acquired companies from the date of acquisition. The Avail acquisition (described below) was accounted for using the pooling of interests method of accounting. Accordingly, the Company's historical financial statements have been restated to reflect the combined results of the Company and Avail since July 1, 1994.

On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems Inc. its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The Company integrated the acquired businesses with its existing businesses. Acquisition-related charges of $64.2 million were recorded during the fiscal year ended June 30, 1995.

On July 21, 1995, the Company completed the acquisition of Sigma Imaging Systems, Inc. ("Sigma") (subsequently renamed Wang Software N.Y., Inc.) for a purchase price of $20.0 million, consisting of $15.0 million in cash and $5.0 million in stock of the Company. Sigma designs and markets workflow and imaging software for paper-intensive process applications. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-enabled transaction processing applications. Sigma's products are used in some of the largest multi-site imaging and workflow systems in operation today. Management believes Sigma products running on Microsoft Corporation's Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft Corporation. Acquisition-related charges of $27.2 million were recorded during the fiscal year ended June 30, 1996.

On October 18, 1995, the Company acquired BISS Limited ("BISS") for a purchase price of $16.1 million in cash. BISS operates in the United Kingdom and designs, installs, integrates and supports network and client/server computing solutions. This acquisition advanced the Company's objective to be a major worldwide provider of network integration services.

On December 18, 1995, the Company acquired Avail Systems Corporation ("Avail") (subsequently renamed Wang Software Storage Management Group, Inc.) for Wang common stock valued at $32.2 million. Avail develops software which automates the storage, relocation, archiving and retrieval of information on client/server PC networks. This acquisition added the next generation of storage management technology to the Company's workflow and imaging systems. Additionally, the Company's alliance with Microsoft Corporation has been expanded to include co-development of storage management products using the Avail technology for future Microsoft products.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
- -------------------------------------------------------------------------

On May 3, 1996, the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv") from BellSouth Corporation for $28.5 million in cash. Dataserv provides customers with computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries.

The Company's plan is to increase its revenue, over time, by increasing sales of software and related products and services, along with other newer service offerings. In addition, the Company continues to focus on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The addition of the Bull and Dataserv service businesses added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company has directed additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. As previously discussed, the Company acquired I-NET, a network and desktop outsourcing company. I-NET, with 1995 revenues of $327 million, is focused on network outsourcing, one of the fastest growing segments of the information technology services market. These changes in business mix are expected to result in increased volatility of quarterly revenues.

The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue during fiscal 1997 at the rate of 20 to 25 percent per annum. As the Company's proprietary revenues decline, the loss of individual customers may have a significant effect on the rate of decline from one period to the next.

Product revenues increased 12.2% to $182.3 million in the United States, while product revenues outside the U.S. decreased by 8.2% from the prior year to $186.6 million. Proprietary product sales totaled $76.0 million compared to $75.1 million for the prior year, as a result of a decrease in the Wang proprietary product revenue, which was partially offset by an increase in Bull proprietary product revenue due to twelve months of Bull revenue included in 1996 compared to five months of Bull revenue in 1995. Network product and other product sales totaled $248.3 million compared to $269.3 million for the prior year as the Company continues to de-emphasize the sale of OEM hardware products. Open software product revenues for the year more than doubled to $44.6 million from $21.3 million for the prior year.

Service and other revenues in the United States increased by 39.1% compared to the prior year to $405.2 million, reflecting the acquisitions of Bull and Dataserv. Service and other revenues outside the U.S. increased by 8.8% compared to the prior year to $315.7 million.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
- -------------------------------------------------------------------------

Proprietary services decreased by 1.5% compared to the prior year to $339.8 million as a result of a decrease in the Wang proprietary product services revenue, which was partially offset by an increase in Bull proprietary services revenue due to twelve months of Bull revenue included in 1996 compared to five months of Bull revenue in 1995.

Network services revenue increased 59.4% compared to the prior year to $376.1 million. This increase was mainly due to increased third party maintenance revenues acquired from Bull, Dataserv and BISS and newer service offerings. Open software services (i.e., revenue from software maintenance agreements) totaled $5.1 million compared to $0.8 million for the prior year.

Product gross margin increased to 36.3% from 30.4% in the prior year. This increase was due to changes in product mix, particularly the increased volume of open software and the addition of Bull products.

Gross margin for service and other revenues increased slightly to 31.0% from 30.9% in the prior year. The increase in margin was principally the result of cost reductions attained from the integration-related efforts related to the acquired Bull businesses. Service margins continue to be negatively affected by the increase in lower-margin maintenance on multi-vendor service products and the decline in revenues from the Company's proprietary maintenance contracts along with competitive and technological pressures. The Company expects these factors to continue to exert pressure on service margins.

Research and development costs increased by $2.2 million, or 7.0%, over the prior year, representing 3.1% and 3.3% of revenues in 1996 and 1995, respectively. The increase is due to the Company's business acquisitions. The Company's development efforts are largely focused on developing software for open systems platforms, supplemented with a modest level of spending directed to continuing support of its proprietary VS products.

Selling, general and administrative expenses increased $20.7 million, or 9.0%, compared to the prior year, but decreased as a percent of revenue to 23.0% compared to 24.3% for the prior year. The increased expenses are mainly due to business acquisitions. Offsetting these increases were acquisition-related initiatives and restructuring programs which contributed significantly to the elimination of redundant facilities, personnel, support costs and other related expenses.

Amortization of fresh-start and acquired intangible assets totaled $43.3 million compared to $32.0 million for the prior year. Amortization includes $25.6 million related to fresh-start reporting and $17.7 million for intangible assets established in connection with business acquisitions. For the prior year, amortization of $26.3 million was related to fresh-start reporting and $5.7 million was related to business acquisitions.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
- -------------------------------------------------------------------------

Interest expense increased to $5.1 million compared to $3.7 million for the prior year. This increase is principally a result of interest on the acquisition note payable to Bull. Other income was primarily comprised of interest income, which totaled $9.1 million and $7.2 million for the years ended June 30, 1996 and 1995, respectively.

The provision for income taxes totaled $11.0 million, which included a non-cash expense of $10.3 million as a result of the Company's ability to utilize its tax net operating loss carryforwards. The income tax provision of $3.6 million for the prior year included $3.4 million of such non-cash expense. The Company has recorded a net deferred tax asset of $47.6 million at June 30, 1996, of which $43.4 million was attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of amounts allocated to identifiable intangible assets. Of the remainder, $1.7 million was attributable to acquired tax benefits, reducing goodwill related to the Bull acquisition and $2.5 million was attributable to the expected utilization of tax net operating loss carryforwards generated subsequent to September 30, 1993, reducing the provision for income taxes. Although realization is not assured, management believes that the net deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the U.S. which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At June 30, 1996, the Company employed approximately 7,900 people, compared to 6,900 people at June 30, 1995. The increase in employees as a result of acquisitions was partially offset by restructuring and integration activities.

Nine months ended June 30, 1994
- -------------------------------

The Company reported revenues of $644.4 million and operating income of $11.6 million for the nine months ended June 30, 1994. Operating income was reduced by $20.7 million for the amortization of intangible assets established in connection with fresh-start reporting. Net income for the period was $10.6 million.

EBITDA amounted to $69.1 million for the nine months ended June 30, 1994. EBITDA was determined by excluding from net income: income taxes; interest expense; interest income; depreciation and amortization.

Product revenues for the nine months ended June 30, 1994 totaled $128.8 million in the U.S. and $110.3 million outside the U.S. Product revenues were comprised of $73.6 million for proprietary product sales, $156.7 million for network products and other product sales, and $8.8 million for open software product sales. Product

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Nine months ended June 30, 1994 (continued)
- -------------------------------------------

revenues continued to decline as expected due to reductions in the sales of personal computer products. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and acceptance of lower-priced products (such as personal computers), and a decrease in sales of traditionally higher-margin products based on proprietary platforms. Sales of the Company's proprietary VS products remained stable.

Service and other revenues for the nine months ended June 30, 1994 totaled $180.9 million in the U.S. and $224.4 million outside the U.S. Service and other revenues were comprised of $262.3 million of services for proprietary products and $143.0 million of network services and other revenues. Reductions in service and other revenues continued, primarily due to reduced maintenance revenues on proprietary VS products, resulting from changes in product mix, competition from third-party service providers, increased product reliability and decreased renewals of maintenance contracts on older installed equipment. The reduction in traditional service revenues was partially offset by new service offerings, including multi-vendor product support, local area network services and cabling services.

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

Gross margin for service and other revenues was 35.8% for the period. Service gross margin was adversely affected by the revenue decreases and competitive conditions previously noted, but these margin decreases were partially offset by personnel and facilities cost reductions.

Research and development costs totaled $29.7 million, or 4.6% of revenues, for the period. The Company refocused and streamlined its development program to support its business strategy of developing software for open systems platforms, including IBM, Hewlett-Packard, Sun Microsystems, Microsoft and Novell, primarily for their workflow and imaging products. In addition, the Company continued to support its proprietary VS products.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Nine months ended June 30, 1994 (continued)
- -------------------------------

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

Interest expense totaled $3.5 million for the nine months ended June 30, 1994, and was primarily due to short-term debt at non-U.S. locations and fees incurred on the Company's financing arrangement with Congress Financial Corporation. Other income primarily included interest income and equity income of unconsolidated subsidiaries. Interest income totaled $5.1 million for the nine months ended June 30, 1994, and resulted primarily from investments in marketable securities and time deposits. Equity income totaled $2.9 million for the nine months ended June 30, 1994, and resulted from the Company's 49% investment in its Taiwan sales and marketing subsidiary and its 30% investment in its New Zealand subsidiary.

The provision for income taxes of $9.8 million for the period included $7.2 million of non-cash expense relating to the utilization of the Company's tax net operating loss carryforwards. Realization of these tax net operating loss carryforwards has been recognized as a reduction of Reorganization value in excess of amounts allocated to identifiable intangible assets.

At June 30, 1994, the Company employed approximately 5,300 people in continuing operations.

Three months ended September 30, 1993 compared to three months
- --------------------------------------------------------------
ended September 30, 1992
- ------------------------

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

Total revenues for the three months ended September 30, 1993 were as expected. These revenues reflected fundamental changes in the Company's business and operational structure as contemplated by its new business plan. Revenues for the three months ended September 30, 1993 decreased $149.1 million, or 41.4%, compared to the same period of the prior year. Net product sales decreased 53.1%, while service and other revenues decreased by 34.3%, compared to the same period of the prior year.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
- ------------------------------------------------------------------------------
30, 1992 (continued)
- --------

EBITDA amounted to $24.8 million for the three months ended September 30, 1993 (prior to reorganization expenses, including restructuring items of $34.9 million, a fresh-start reporting adjustment of $193.6 million and a gain on debt discharge of $329.3 million) and $7.5 million for the three months ended September 30, 1992 (prior to reorganization expenses, including restructuring items of $28.0 million).

Revenues in the U.S. decreased by 33.7% to $109.0 million, while non-U.S. revenues decreased by 47.9% to $101.9 million. Net product sales in the United States decreased by 42.2%, while outside of the U.S. there was a decline of 62.0%, compared to the same period of the prior year. Most of the decrease in product sales was due to reductions in the sales of personal computers, while the remainder was primarily due to lower VS revenues. Revenues were negatively affected by intense competitive and technological pressures in the computer industry (particularly hardware sales), resulting in overcapacity and aggressive pricing. In addition, rapid technological change significantly broadened the range of competing products and resulted in the introduction and acceptance of lower priced products (such as personal computers) and a decrease in sales of traditionally higher-margin products based on proprietary technology. The decline in revenues was generally consistent throughout all geographic segments in which the Company operates.

Service and other revenues in the U.S. declined 28.5%, while outside of the U.S., there was a decline of 39.4%, compared to the same period of the prior year. Reduced service and other revenues occurred primarily due to reduced product sales, changes in product mix, competition from third-party service providers, increased product reliability, and decreased renewals of maintenance contracts on older installed equipment. Maintenance revenues accounted for the majority of the decrease in service and other revenues. The reduction in traditional service revenues was partially offset by new service offerings, including multi-vendor product support, local area network services and cabling services.

Product gross margin increased to 37.4% from 27.4% in the comparable period of the prior year. The increase was due primarily to reduced manufacturing costs, resulting from actions taken to reduce manufacturing capacity.

Gross margin for service and other revenues was 40.8%, as compared to 46.6% for the same period of the prior year. The Company reclassified, effective with the quarter ended September 30, 1993, certain amounts to "Cost of service and other" which were previously included in "Selling, general and administrative expenses." The result of this reclassification was to increase Cost of service and other by $13.5 million, compared with amounts originally reported for the three months ended September 30, 1993. Information was not available to make this reclassification for any periods prior to the three months ended September 30, 1993, and, accordingly, 1993 gross margin is not comparable to 1994 gross margin. This reclassification accounted for the majority of the decrease in gross margin from 1993 to 1994. Service gross margins were also adversely affected by revenue decreases and competitive conditions previously noted. Margin decreases were partially offset by non-recurring income of approximately $5 million from settlements resulting from license agreements for single in-line memory modules ("SIMMs") licensing agreements and restructuring-related actions to reduce personnel and facilities costs.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
- ------------------------------------------------------------------------------
30, 1992 (continued)
- --------

Research and development costs decreased by $13.9 million, or 58.2%, representing 4.7% and 6.6% of revenues for the periods ending September 30, 1993 and 1992, respectively. The decrease was expected as the Company focused development efforts primarily on software for open systems platforms including IBM, Hewlett-Packard, Sun Microsystems, Microsoft and Novell.

Selling, general and administrative expenses decreased $79.3 million, or 56.3%, from the prior year comparable quarter. Due to the reclassification noted above, selling, general and administrative expenses for the three months ended September 30, 1993 are not comparable to the three months ended September 30, 1992. Selling, general and administrative expenses decreased due to implementation of restructuring programs that eliminated unnecessary or redundant programs, personnel, facilities costs and other related expenses.

Interest expense decreased by $6.4 million to $1.2 million, an 84.2% decrease compared to the same period of the prior year. This decrease was primarily due to the elimination of interest on unsecured pre-Chapter 11 debt obligations. Interest expense would have been $5.7 million higher for the three months ended September 30, 1993, if the Company had continued to accrue interest on unsecured pre-Chapter 11 debt obligations. Other income included, primarily, interest and other income, foreign currency gains (losses) and income from minority shareholder interests.

Interest income totaled $0.9 million and $1.3 million for the three months ended September 30, 1993 and 1992, respectively. Interest income resulted primarily from investments in marketable securities and time deposits. Minority interest totaled $0.6 million for the three months ended September 30, 1992. There was no income from interest in minority shareholders for the three months ended September 30, 1993, as a result of the sale of the Company's remaining 70% interest in its Taiwan manufacturing subsidiary in March 1993. Foreign currency exchange resulted in a $0.3 million gain and a $3.7 million loss for the three months ended September 30, 1993 and 1992, respectively.

The provision for income taxes principally related to income from non-U.S. operations. Taxes arose from earnings in certain foreign subsidiary countries that could not be offset by tax benefits in the foreign subsidiaries with losses, and certain other taxes that applied regardless of earnings levels.

Reorganization expenses of $34.9 million for the three months ended September 30, 1993, consisted primarily of $10.9 million of professional fees, a fresh-start adjustment of $18.8 million to accrue for amounts expected to be paid through the completion of all Chapter 11-related matters and $8.2 million of restructuring charges to increase accruals to the amounts necessary to complete additional restructuring measures primarily at locations outside of the U.S. Reorganization expenses totaling $28.0 million for the comparable quarter of the prior year consisted primarily of professional fees and a $19.5 million foreign exchange loss relating to the exposed portion of the Company's pre-petition Swiss franc-denominated bonds, which was due to the strengthening of the Swiss franc against the U.S. dollar in the first quarter. Restructuring initiatives in 1993 and 1994 resulted in annual savings of approximately $160 million for the twelve months ended

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
- ------------------------------------------------------------------------------
30, 1992 (continued)
- --------

June 30, 1994. The reduction in employees from 11,285 at September 30, 1992 to 6,405 at September 30, 1993 was primarily attributable to the restructuring initiatives.

The gain on debt discharge of $329.3 million and the fresh-start reporting adjustment of $193.6 million for the three months ended September 30, 1993, were the result of recording the effects of the Reorganization Plan.

Liquidity and Sources of Capital
- --------------------------------

On February 27, 1996, the Company received $138.3 million, net of $5.5 million issuance costs, from the private placement of 143,750 shares of 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Cash dividends on the Series B Preferred Stock are cumulative at the rate of $65.00 per annum per share and are payable quarterly in arrears.

The Company's 11% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") was repurchased at the liquidation preference value and retired using $72.9 million of the proceeds from the sale of the Series B Preferred Stock. The retirement of the Exchangeable Preferred Stock included a one-time special dividend of $8.8 million reflecting the difference between the repurchase value and the carrying value of the securities. The remainder of the proceeds from the issuance of the Series B Preferred Stock was used for acquisitions and general corporate purposes.

Cash and equivalents decreased $7.1 million to $175.3 million between June 30, 1995 and June 30, 1996, primarily due to restructuring, reorganization and acquisition-related items and cash used for acquisitions. The decrease in cash and equivalents from these activities was partially offset by the proceeds from the issuance of the Series B Preferred Stock, net of the cash used to retire the Exchangeable Preferred Stock. This compares to a $7.2 million decrease in the prior year, primarily due to cash used for the Bull acquisition, which was partially offset by $84.0 million generated from the issuance of the 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred
Stock") to Microsoft Corporation.

Cash provided by operations before restructuring and reorganization-related items of $75.2 million, less cash used for restructuring and reorganization-related items of $15.2 million, resulted in net cash provided by operations of $60.0 million for the year ended June 30, 1996. This compares to cash provided by operations before restructuring and reorganization-related items of $85.1 million, less cash used for restructuring and reorganization-related items of $57.8 million, resulting in net cash provided by operations of $27.3 million for the year ended June 30, 1995. Cash provided by operations before restructuring payments and reorganization-related items for the years ended June 30, 1996 and 1995 includes $34.2 million and $20.3 million, respectively, for payments of acquisition-related charges.

Lower levels of receivables, net of acquired receivables, generated $4.5 million and $49.5 million of cash in the years ended June 30, 1996 and 1995, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital (continued)
- --------------------------------

Lower accounts payable and other current liabilities, net of acquired accounts payable and other current liabilities, used $48.3 million and $40.3 million of cash for the years ended June 30, 1996 and 1995, respectively. The liability reductions primarily relate to a decrease in deferred service revenue caused by the decline in proprietary maintenance contracts which usually are of a longer term nature and require cash prepayments and to a shift to more service related business from product related business.

Net cash used in investing activities totaled $121.9 million for the year ended June 30, 1996, compared to $130.3 million for the prior year. Net cash used for business acquisitions, net of cash acquired, totaled $65.5 million and $109.6 million for the years ended June 30, 1996 and 1995, respectively, and relate to the acquisitions of Sigma, BISS, and Dataserv and an investment in I-NET in the current year and primarily to Bull in the prior year. Investment in depreciable assets increased by $11.0 million, primarily due to the acquisition of the Bull businesses. Proceeds from the sale of assets for the year ended June 30, 1996 include $4.0 million from the sale of the Company's facility in Culembourg, Netherlands and $1.0 million from the sale of a parcel of land in Massachusetts. Proceeds from the sale of assets for the year ended June 30, 1995 included $13.4 million received from the sale of the Company's remaining 49% interest in WICL, Inc., the Company's Taiwan sales and marketing subsidiary and $8.2 million from the sale of the Company's facility in Rydalmere, Australia.

Net cash provided by financing activities totaled $55.2 million in the year ended June 30, 1996, compared to $90.3 million in the prior year. Net cash proceeds of $138.3 million were received from the issuance of the Series B Preferred Stock, offset by the cash payment of $72.9 million to retire the Exchangeable Preferred Stock.

In the year ended June 30, 1995, Microsoft Corporation invested $84.0 million in the Company through the purchase of $90.0 million face amount of Series A Preferred Stock, as part of a multi-year technical, service and marketing agreement. Proceeds of $5.2 million and $2.3 million for the years ended June 30, 1996 and 1995, respectively, were received from the sale of common stock. Cash dividends of $8.3 million were paid on the Company's preferred stock for the year ended June 30, 1996, excluding the $8.8 million one-time special dividend recorded in connection with the retirement of the Exchangeable Preferred Stock.

Cash dividends of $17.1 million were paid for the year ended June 30, 1996, including the one-time special dividend, which represents the difference between the repurchase value and the carrying value of the Exchangeable Preferred Stock.

At June 30, 1996, in addition to the cash on hand, the Company had available to it the unused portion of the BT Commercial Corporation ("BTCC") financing arrangement, providing for borrowings and/or the issuance of additional letters of credit of up to $64.9 million. As previously discussed, on August 29, 1996 the Company entered into a three-year amended and restated credit facility which provides for borrowings and/or the issuance of letters of credit of up to $225.0 million.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital (continued)
- --------------------------------

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the BTCC facility, as amended on August 29, 1996, will be sufficient to meet the Company's cash requirements for operations for the next twelve months, and to complete the planned acquisition-related and restructuring efforts totaling approximately $31 million. As part of furthering its business strategy, the Company explores the acquisition of, or the opportunity for, strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company. As a result of the acquisition of I-NET, the Company expects to be in a net borrowing position over the near term.

                                                                     EXHIBIT C




REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wang Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Wang Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995, the nine months ended June 30, 1994, and the three months ended September 30, 1993. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wang Laboratories, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended June 30, 1996 and 1995, the nine months ended June 30, 1994, and the three months ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                        Ernst & Young LLP


Boston, Massachusetts
July 24, 1996, except for Note L as to which the date is August 29, 1996

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in millions except per share data)                                                    Predecessor
                                                                                                 Company
                                                                                               ------------
                                                        Year         Year   Nine Months        Three Months
                                                       Ended        Ended      Ended              Ended
                                                      June 30,     June 30,   June 30,         September 30,
                                                        1996         1995       1994               1993
                                                      --------     -------- -----------        -------------
Revenues
  Product sales                                      $  368.9      $  365.7    $239.1      |      $  64.1
  Service and other                                     720.9         581.5     405.3      |        146.8
                                                     --------      --------    ------      |      -------
    Total revenues                                    1,089.8         947.2     644.4      |        210.9
                                                                                           |
Costs and expenses                                                                         |
  Cost of product sales                                 235.0         254.4     147.7      |         40.1
  Cost of service and other                             497.4         401.8     260.1      |         86.9
  Research and development                               33.7          31.5      29.7      |         10.0
  Selling, general and administrative                   250.7         230.0     174.6      |         61.5
  Amortization of intangibles - acquisition                                                |
    and fresh-start                                      43.3          32.0      20.7      |           --
  Acquisition-related charges                            27.2          64.2        --      |           --
                                                     --------      --------    ------      |      -------
                    Total costs and expenses          1,087.3       1,013.9     632.8      |        198.5
                                                     --------      --------    ------      |      -------
                                                                                           |
                                                                                           |
Operating income (loss)                                   2.5         (66.7)     11.6      |         12.4
                                                                                           |
Other (income) expense                                                                     |
  Interest expense                                        5.1           3.7       3.5      |          1.2
  Other income - net                                    (13.0)        (12.7)    (12.3)     |         (1.1)
                                                     --------      --------    ------      |      -------
    Total other (income) expense                         (7.9)         (9.0)     (8.8)     |          0.1
                                                     --------      --------    ------      |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
 BEFORE REORGANIZATION                                                                     |
  EXPENSES, INCOME TAXES, FRESH-                                                           |
  START REPORTING ADJUSTMENT                                                               |
  AND EXTRAORDINARY ITEM                                 10.4         (57.7)     20.4      |         12.3
                                                                                           |
Reorganization expenses, including                                                         |
  restructuring items                                      --            --        --      |         34.9
                                                     --------      --------    ------      |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
 BEFORE INCOME TAXES,                                                                      |
  FRESH-START REPORTING ADJUSTMENT                                                         |
  AND EXTRAORDINARY ITEM                                 10.4         (57.7)    20.4       |        (22.6)
Provision for income taxes                               11.0           3.6      9.8       |          0.4
                                                     --------      --------  -------       |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
  BEFORE FRESH-START REPORTING                                                             |
 ADJUSTMENT AND EXTRAORDINARY ITEM                       (0.6)       (61.3)     10.6       |        (23.0)



                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations (Continued)

(Dollars in millions except per share data)

                                                                                   Predecessor
                                                                                     Company
                                                                                  -------------
                                        Year         Year       Nine Months       Three Months
                                        Ended        Ended         Ended              Ended
                                       June 30,     June 30,      June 30,        September 30,
                                         1996         1995          1994              1993
                                       --------     --------    -----------       -------------

Fresh-start reporting adjustment           --            --            --      |      193.6
Gain on debt discharge                     --            --            --      |      329.3
                                       ------        ------         -----      |     ------
                                                                               |
NET INCOME (LOSS)                        (0.6)        (61.3)         10.6      |      499.9
                                                                               |
Dividends and accretion on                                                     |
  preferred stock                       (22.6)         (8.7)         (4.2)     |         --
                                       ------        ------         -----      |     ------
                                                                               |
NET INCOME (LOSS) APPLICABLE TO                                                |
  COMMON STOCKHOLDERS                  $(23.2)       $(70.0)        $ 6.4      |     $499.9
                                       ======        ======         =====      |     ======
                                                                               |
WEIGHTED AVERAGE SHARES AND COMMON                                             |
  SHARE EQUIVALENTS OUTSTANDING                                                |
  (In millions)                          36.3          34.2          32.7      |          *
                                                                               |
NET INCOME (LOSS) PER SHARE            $(0.64)       $(2.04)        $0.20      |          *
                                       ======        ======         =====      |     ======


* Per share data is not presented for the period ended September 30, 1993, the Confirmation Date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the Company.

               See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                 June 30,
                                                           --------------------
(Dollars in millions)                                       1996          1995
                                                           ------        -----
Assets
Current assets
     Cash and equivalents                                  $175.3        $182.4
     Accounts receivable, net                               194.1         182.5
     Inventories                                             19.9          24.4
     Other current assets                                    48.7          37.2
                                                           ------        ------
       Total current assets                                 438.0         426.5

Depreciable assets, net                                     137.3         134.4
Intangible assets, net                                      211.2         274.0
Other                                                        77.6          25.8
                                                           ------        ------
       Total assets                                        $864.1        $860.7
                                                           ======        ======

Liabilities and stockholders' equity
Current liabilities
     Borrowings due within one year                        $ 21.9        $  3.0
     Accounts payable, accrued expenses
       and other                                            257.6         286.5
     Deferred service revenue                                75.7          93.3
                                                           ------        ------
       Total current liabilities                            355.2         382.8

Long-term liabilities
     Debt                                                      --          23.0
     Other liabilities                                       77.4          89.8
                                                           ------        ------
       Total long-term liabilities                           77.4         112.8

Series A preferred stock                                     84.8          84.1
Exchangeable preferred stock                                   --          61.5

Stockholders' equity
     Series B preferred stock,
       $0.01 par value, 143,750 shares
       authorized and outstanding,
       liquidation preference of $143.8 million             138.3            --
     Common stock, $0.01 par value, 100,000,000
       shares authorized; 36,302,737 and 35,698,730
       shares outstanding, respectively                       0.4           0.3
     Capital in excess of par value                         268.6         281.1
     Cumulative translation adjustment                       (0.8)         (0.5)
     Accumulated deficit                                    (59.8)        (61.4)
                                                           ------        ------
       Total stockholders' equity                           346.7         219.5
                                                           ------        ------

       Total liabilities and stockholders'
       equity                                              $864.1        $860.7
                                                           ======        ======


              See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)

                                                                                                Predecessor
                                                                                                  Company
                                                                                                ------------
                                                             Year       Year      Nine Months   Three Months
                                                            Ended       Ended        Ended         Ended
                                                           June 30,    June 30,     June 30,    September 30,
                                                             1996        1995        1994           1993
                                                           --------    --------   -----------   -------------
OPERATING ACTIVITIES
  Net income (loss)                                       $  (0.6)     $ (61.3)     $ 10.6    |   $  499.9
  Depreciation                                               55.6         43.0        27.7    |       11.6
  Amortization                                               48.7         37.5        22.4    |        0.8
  Gain on asset sales                                        (2.3)        (1.6)         --    |         --
  Non-cash provision for income taxes                        10.3          3.4         7.2    |         --
  Provision for acquisition-related charges                  27.2         64.2          --    |         --
  Payments of acquisition-related charges                   (34.2)       (20.3)         --    |         --
                                                                                              |
  Fresh-start reporting adjustment                             --           --          --    |     (193.6)
  Extraordinary gain on debt discharge                         --           --          --    |     (329.3)
  Reorganization provisions                                    --           --          --    |       30.1
  Foreign exchange adjustment                                  --           --          --    |       (7.4)
                                                                                              |
Changes in other accounts affecting operations                                                |
    Accounts receivable                                       4.5         49.5        15.8    |       13.5
    Inventories                                               7.1         11.9         8.5    |        8.3
    Other current assets                                      4.2         (0.5)       15.1    |        4.8
    Accounts payable and other current                                                        |
      liabilities                                           (48.3)       (40.3)        0.6    |       (4.4)
    Other                                                     3.0         (0.4)        9.2    |        0.5
                                                          -------      -------      ------    |    -------
Net changes in other accounts affecting  operations         (29.5)        20.2        49.2    |       22.7
                                                          -------      -------      ------    |    -------
Net cash provided by operations                                                               |
  before restructuring payments and                                                           |
  reorganization-related items                               75.2         85.1       117.1    |       34.8
Restructuring payments and reorganization-                                                    |
  related items                                             (15.2)       (57.8)      (83.4)   |      (25.7)
                                                          -------      -------      ------    |    -------
Net cash provided by operations                              60.0         27.3        33.7    |        9.1
                                                          -------      -------      ------    |    -------
INVESTING ACTIVITIES                                                                          |
  Investment in depreciable assets                          (46.1)       (35.1)      (15.1)   |       (4.6)
  Investment in capitalized software                         (3.4)        (5.9)       (2.6)   |       (1.3)
  Proceeds from asset sales                                   5.0         26.4        11.2    |        4.7
  Business acquisitions, net of cash acquired               (65.5)      (109.6)       (3.4)   |         --
  Other                                                     (11.9)        (6.1)       (5.4)   |        0.3
                                                          -------      -------      ------    |    -------
  Net cash used in investing activities                    (121.9)      (130.3)      (15.3)   |       (0.9)
                                                          -------      -------      ------    |    -------




                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in millions)

                                                                                              Predecessor
                                                                                                Company
                                                                                             -------------
                                                   Year           Year        Nine Months    Three Months
                                                  Ended          Ended           Ended           Ended
                                                 June 30,       June 30,        June 30,     September 30,
                                                   1996           1995            1994           1993
                                                 --------       --------      -----------    -------------
FINANCING ACTIVITIES
  Proceeds from long-term debt                       --            1.1              --     |       2.0
  Payments of long-term debt                       (3.8)          (1.8)           (2.8)    |      (1.6)
  Net increase (decrease) in short-term                                                    |
    borrowings                                     (2.5)           0.9             1.7     |     (30.7)
  Proceeds from sale of preferred stock           138.3           84.0            49.0     |        --
  Retirement of preferred stock                   (72.9)            --              --     |        --
  Proceeds from sale of common stock                5.2            2.3            11.0     |        --
  Dividends paid on preferred stock                (8.3)            --              --     |        --
  Other                                            (0.8)           3.8              --     |        --
                                                 ------         ------          ------     |    ------
  Net cash provided by (used in)                                                           |
    financing activities                           55.2           90.3            58.9     |     (30.3)
                                                 ------         ------          ------     |    ------
 Effect of changes in foreign                                                              |
    exchange rates on cash                         (0.4)           5.5             3.0     |      (3.7)
                                                 ------         ------          ------     |    ------
 INCREASE (DECREASE) IN CASH                                                               |
    AND EQUIVALENTS                                (7.1)          (7.2)           80.3     |     (25.8)
 CASH AND EQUIVALENTS AT BEGINNING                                                         |
    OF PERIOD                                     182.4          189.6           109.3     |     135.1
                                                 ------         ------          ------     |    ------
 CASH AND EQUIVALENTS AT END OF PERIOD           $175.3         $182.4          $189.6     |    $109.3
                                                 ======         ======          ======     |    ======


               See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

                                                                                                             Retained
                            Convertible     New      Class B     Class C      Capital in     Cumulative      Earnings
                             Preferred    Common     Common      Common       Excess of      Translation  (Accumulated
(Dollars in millions)          Stock      Stock       Stock       Stock       Par Value      Adjustment      Deficit)      Total
                            --------------------------------------------------------------------------------------------------------

Balance June 30, 1993           --           --      $ 81.0      $ 2.9        $ 977.5          $(84.4)       $(1,478.4)    $(501.4)

Net income                                                                                                       499.9       499.9
Stock plans                                                                       0.2                                          0.2
Repurchase of
  common stock
  (40,626 Class B shares)                              (0.2)                                                                  (0.2)
Currency translation                                                                              1.4                          1.4
Fresh-start reporting
  adjustments                                         (80.8)      (2.9)        (977.7)           83.0            978.4          --
Issuance of new
  common stock
  (30,316,500 shares)                       0.3                                 243.6                                        243.9
Other                                                                                                              0.1         0.1
                                --          ---      ------      -----        -------          ------        ---------     -------
Balance
  September 30, 1993 -
  Reorganized Company           --          0.3          --         --          243.6              --               --       243.9
Net income                                                                                                        10.6        10.6
Stock issued in private
  financing (1,500,000
  shares)                                                                        10.8                                         10.8
Stock grants (163,266
  shares)                                                                         1.2                                          1.2
Dividends and
  accretion on preferred
  stock                                                                          (1.8)                            (2.4)       (4.2)
Currency translation                                                                              3.0                          3.0
Other                                                                                                             (1.1)       (1.1)
                                --          ---      ------      -----        -------          ------        ---------     -------
Balance June 30, 1994           --          0.3          --         --          253.8             3.0              7.1       264.2



                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries


Consolidated Statements of Stockholders' Equity (Continued)

                                                                                               Retained
                           Convertible   New     Class B  Class C  Capital in  Cumulative      Earnings
                            Preferred   Common   Common   Common   Excess of   Translation  (Accumulated
(Dollars in millions)         Stock     Stock     Stock    Stock   Par Value   Adjustment      Deficit)      Total
                            ---------------------------------------------------------------------------------------


Balance June 30, 1994            --      0.3       --      --        253.8         3.0            7.1         264.2
Effect of pooling of
  interests -
  business combination                                                7.7                        (4.1)          3.6
  (1,790,971 shares)
Net loss                                                                                        (61.3)        (61.3)
Stock issued in business
  acquisition (1,650,000                                             22.9                                      22.9
  shares)
Stock plans (277,993                                                  2.3                                       2.3
  shares)
Dividends and accretion on
  preferred stock                                                    (5.6)                       (3.1)         (8.7)
Currency translation                                                              (3.5)                        (3.5)
                             ------     ----      ---     ---      ------        -----         ------        ------

Balance June 30, 1995                    0.3       --      --       281.1         (0.5)         (61.4)        219.5

Net loss                                                                                         (0.6)         (0.6)
Stock to be issued in
 business acquisition                                                 5.0                                       5.0
Stock plans (604,007                     0.1                          5.1                                       5.2
shares)
Dividends and accretion on
  preferred stock                                                   (22.6)                                    (22.6)
Issuance of cumulative
  convertible preferred
  stock,                      138.3                                                                           138.3
  net of issuance costs
Currency translation                                                              (0.3)                        (0.3)
Other                                                                                             2.2           2.2
                             ------     ----      ---     ---      ------        -----         ------        ------

Balance June 30, 1996        $138.3     $0.4      $--     $--      $268.6        $(0.8)        $(59.8)       $346.7
                             ======     ====      ===     ===      ======        =====         ======        ======


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

The financial statements for the years ended June 30, 1996 and 1995 have been restated to include the financial statements of Avail Systems Corporation ("Avail"), which was acquired on December 18, 1995, and accounted for using the pooling of interests method. The effect of the Avail acquisition on the Company's financial statements was immaterial prior to July 1, 1994. Accordingly, prior period financial statements have only been restated from July 1, 1994 to reflect the combined results of the pooled businesses.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentations.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include collectibility of accounts receivable, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of restructuring and acquisition and integration reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in affiliated companies, owned more than 20% but not in excess of 50%, are recorded on the equity method.

CASH AND EQUIVALENTS: Cash and equivalents include time deposits, certificates of deposit and repurchase agreements with original maturities of three months or less. Also included is restricted cash, totaling $17.8 million and $14.4 million at June 30, 1996 and 1995, respectively. Restrictions relate primarily to statutory reserves for the Company's insurance subsidiaries.

CURRENCY TRANSLATION: For most non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. Translation adjustments are reported in a separate component of stockholders' equity, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

For those non-U.S. subsidiaries operating in U.S. dollars or in a highly inflationary economy, net nonmonetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of income.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base. Trade receivables included $52.1 million and $53.5 million at June 30, 1996 and 1995, respectively, due from the U.S. government and its agencies.

FORWARD EXCHANGE CONTRACTS: The Company enters into forward exchange contracts as a hedge against certain intercompany balances denominated in foreign currency. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Market value gains and losses are included in income as incurred and offset gains and losses on foreign currency assets or liabilities that are hedged.

INVENTORIES: Inventories are stated at the lower of first-in first-out, cost or market.

CAPITALIZED SOFTWARE COSTS: Certain costs of internally developed software to be sold, leased, or otherwise marketed are capitalized upon reaching technological feasibility and amortized over the economic useful life of the software product, which is generally three to seven years. Unamortized capitalized software costs were $22.7 million and $31.1 million at June 30, 1996 and 1995, respectively. The June 30, 1996 and 1995 amounts include $16.5 million and $24.7 million, respectively, of capitalized software recorded as part of fresh-start reporting. Amortization of capitalized software totaled $6.1 million, $6.9 million and $5.1 million for the years ended June 30, 1996 and 1995 and the nine months ended June 30, 1994, respectively, including $3.8 million, $4.7 million and $3.5 million related to fresh-start reporting.

INTANGIBLE ASSETS: Intangible assets, including those identified as a result of fresh-start reporting and purchase accounting, and the related depreciable lives are as follows:

Trademarks and patents                        15 years
Computer software                            3-7 years
Installed base - service                     5-8 years
License agreements                           3-5 years
Assembled workforce                         7-10 years
Goodwill                                      15 years
Reorganization value in excess of
  amounts allocated to identifiable
  intangible assets                           15 years

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated fair value and is charged to expense in the period identified.

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

DEPRECIABLE ASSETS: Property, plant and equipment, and spare parts and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by use of the straight-line method.

As a result of the confirmation of its Reorganization Plan, the Company adopted fresh-start reporting and, accordingly, all depreciable assets were restated to fair value. Consequently, as of September 30, 1993, all accumulated depreciation balances were eliminated.

Depreciable lives are summarized as follows:

Buildings and improvements                    5 - 40 years
Machinery and equipment                       3 - 10 years
Spare parts and rental equipment              3 -  5 years

REVENUE RECOGNITION: Hardware revenues are recognized at time of shipment, provided collection is probable and there are no significant post-contract support obligations. Software revenues are generally recognized upon delivery, provided that collection is probable and no significant post-contract support obligations exist. If significant post-contract support obligations exist, then revenue is recognized over the period of such support arrangements. Revenues from services are recognized ratably over the contract period or as services are performed. Revenues from royalty agreements are recognized as earned over the contract term. Deferred revenue is recorded to the extent that billings exceed revenue recognized under service contracts and contracts accounted for under the percentage-of-completion method.

INCOME TAXES: The Predecessor Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS 109") during the three months ended September 30, 1993. Under SFAS 109, deferred taxes are computed based on the differences between the bases of assets and liabilities for tax purposes, and their corresponding bases for financial reporting purposes. The Predecessor Company elected to adopt SFAS 109 prospectively in 1994, and, as a result, prior periods have not been restated. The cumulative effect of this change in accounting was not material to the reported results of operations.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since it intends to permanently reinvest these earnings in the growth of the business outside of the United States.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan, shares to be distributed in connection with the Sigma acquisition, shares issued and held in escrow in connection with the Avail acquisition and the effect, when dilutive, of stock options and warrants. Weighted average shares and common share equivalents totaled 36,306,461 for the year ended June 30, 1996, 34,232,814 for the year ended June 30, 1995 and 32,680,250 for the nine months ended June 30, 1994. Net income for purposes of calculating earnings per share has been reduced by cumulative dividends and accretion related to the Company's preferred stock. Cumulative dividends totaled $22.6 million for the year ended June 30, 1996, $8.7 million for the year ended June 30, 1995 and $4.2 million for the nine months ended June 30, 1994.

POSTRETIREMENT BENEFITS: U.S. employees, exclusive of certain employees that are covered by defined contribution plans of acquired businesses, are included in the Wang Retirement Savings Plan. The Wang Retirement Savings Plan provides that the Company will make a basic annual contribution equal to 2%, 3%, or 4% of an employee's pay, based on length of service, with an additional transition contribution of 1% or 2% for employees who were 55 or older as of June 30, 1992. In addition, the Company will match employees' voluntary contributions to the plan in an amount equal to 50% of the first 4% of an employee's pay contributed to the plan. The Company may make an additional contribution based on its operating income as a percentage of revenue each year. This additional contribution is a percentage of the basic contribution that the Company makes, and ranges from 15% of the basic contribution for operating income that is 4% of revenue, to 100% of the basic contribution for operating income that is 9% or more of revenue. No additional contribution was made by the Company for either of the years ended June 30, 1996 and 1995, or for the nine months ended June 30, 1994.

Non-U.S. employees are covered by defined contribution and/or defined benefit pension plans in several countries, in accordance with applicable government regulations and local practices.

Certain postretirement health care and life insurance benefits are provided for current U.S. and non-U.S. retirees and employees.

RECENT ACCOUNTING PRONOUNCEMENTS: In March 1995, Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121") was issued. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt SFAS 121 in the first quarter of 1997. The effect of adoption is not expected to have a material impact on the Company's financial position or results of operations.

In October 1995, Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued. The Company has performed a review of SFAS 123, and at this point, as permitted by SFAS 123, has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its stock-based compensation

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (Continued)

plans, rather than alternative fair value accounting provided for under SFAS
123. Under APB 25, because the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company can elect to continue to use APB 25 for accounting purposes, SFAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting required under SFAS 123 were used. The Company will be required to provide these pro forma disclosures at June 30, 1997.

NOTE B--BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES

BUSINESS ACQUISITIONS: On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems, Inc., its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. In consideration for these businesses, the Company paid Bull $110.0 million in cash, delivered a promissory note in the principal amount of $27.2 million, subject to post-closing adjustments, and issued to Bull 1,650,000 shares of Wang Common Stock with a fair market value at the time of issuance of $22.9 million. The promissory note matures on January 31, 1997, and bears interest at 8.75% through January 31, 1996, and at Banker's Trust Company prime rate plus 1% thereafter. For financial statement purposes, the promissory note has been reduced by $5.3 million to reflect a reduced net asset value based upon the financial statements submitted by Bull management and an agreed-upon adjustment.

The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values.


A summary of the acquisition follows (in millions):

      Cash                                                        $110.0
      Note to Bull HN                                               21.9
      Company common stock (1,650,000 shares)                       22.9
                                                                  ------
      Total consideration                                          154.8

      Estimated fair value of net tangible assets acquired          41.3
                                                                  ------

      Excess of purchase price over net tangible
        assets acquired                                           $113.5
                                                                  ======




The excess of purchase price over net assets acquired of $113.5 million was allocated to specific intangible asset categories as follows (in millions):

      Software licenses                                          $ 24.9
      Installed base - service                                     56.5
      Assembled workforce                                          11.6
      Goodwill                                                     20.5
                                                                 ------
                                                                 $113.5
                                                                 ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

The value attributable to the acquired assets was allocated in conformity with the procedures specified by APB 16. Current assets and liabilities were recorded at book value, which approximated fair value.

All long-term liabilities, including liabilities established for over-market and excess space leases totaling approximately $28 million, were stated at the present value of amounts to be paid, determined at appropriate current interest rates. Discount rates of approximately 8.0% to 12.0% were used to determine present value. Software licenses and the installed base were valued using an income approach. This approach discounted an estimate of the total monetary benefits expected to accrue, to its present worth, adjusted for the Company's effective tax rate. The discount rate of 20.0% used in this determination considered the degree of risk associated with the realization of the projected monetary benefits. The value of the assembled workforce was established based on replacement cost. The excess of purchase price over the fair value of the assets acquired not attributable to specific tangible or identifiable intangible assets of the Company was reported as goodwill. Total consideration was based upon financial statements submitted to the Company by Bull management. The amount of the total consideration is subject to a contractually agreed-upon objection procedure through which the Company may challenge the net asset value of the acquired assets. The Company has challenged the net asset value of the acquired assets and is utilizing the contractually agreed-upon objection procedure.

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

                                   Twelve Months           Nine Months
                                       Ended                  Ended
                                   June 30, 1995          June 30, 1994
                                   -------------          -------------

Revenues                              $1,209.7                $975.8

Net loss                              $  (49.1)               $ (0.3)

Net loss applicable to
   common stockholders                $  (57.8)               $ (4.5)

Net loss per share applicable
   to common stockholders             $  (1.70)               $(0.13)

On July 21, 1995, the Company acquired Sigma Imaging Systems, Inc. ("Sigma") (subsequently renamed Wang Software N.Y., Inc.), a privately held company that designs and markets workflow and imaging software for paper-intensive businesses, including insurance, banking, finance, utilities and government. The purchase price of $20.0 million consisted of $15.0 million in cash and $5.0 million in common stock

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

of the Company. Cash payments of $9.0 million and $6.0 million were made on July 21, 1995 and February 15, 1996, respectively. The common stock will be distributed on January 3, 1997. The 299,176 shares of the Company's common stock to be issued in connection with the acquisition of Sigma was determined by dividing $5.0 million by $16.71, which was the average closing sale price per share of the Company's common stock on the 20 consecutive trading days ending on the trading day prior to the closing date.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of purchase price over the fair value of the net assets acquired totaled $6.3 million and is included in intangible assets.

On October 18, 1995, the Company acquired BISS Limited ("BISS"), a privately held company operating in the United Kingdom that designs, installs, integrates and supports network and client/server computing solutions. Of the $16.1 million cash purchase price, $12.6 million was paid at closing, with the remainder of $3.5 million due in March 1997.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of purchase price over the fair value of the net assets acquired totaled $11.9 million and is included in intangible assets.

Pro forma results of operations are not presented for the Sigma and BISS acquisitions as the amounts do not differ significantly from the Company's historical results.

On December 18, 1995, the Company acquired Avail Systems Corporation ("Avail") (subsequently renamed Wang Software Storage Management Group, Inc.), a privately held company that develops software which automates the storage, relocation, archiving and retrieval of information on a client/server PC network. The Company exchanged 1,790,971 shares of its common stock, to which a value of $18.00 per share was ascribed, in exchange for all of the outstanding capital stock of Avail for a total purchase price of $32.2 million. The Avail acquisition was accounted for using the pooling of interests method of accounting in accordance with APB 16.

Summarized financial information of Avail for periods prior to the acquisition is as follows (in millions, except per share data):

                                                         Year
                              Six Months Ended           Ended
                                 December 31,           June 30,
                                    1995                  1995
                              ----------------          --------

Revenues                           $  0.3                $  0.9

Operating loss                     $ (1.6)               $ (3.7)

Net loss                           $ (2.1)               $ (3.7)

Net loss per share                 $(0.06)               $(0.02)


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

On May 3, 1996, the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv") from BellSouth Corporation for $28.5 million in cash. Dataserv provides customers with computer maintenance and support services for industry-standard servers, desktop products, point-of-sale retail scanners and registers, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of purchase price over the fair value of the net assets acquired totaled $12.0 million and is included in intangible assets.

The following pro forma results of operations have been prepared as though the Dataserv acquisition had occurred as of the beginning of the periods presented.
The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the dates indicated, nor of future results of operations of the Company (in millions, except per share data).

                                     Year                Year
                                     Ended               Ended
                                    June 30,            June 30,
                                      1996                1995
                                    --------            --------

  Revenues                          $1,185.4            $1,071.6

  Net loss                          $   (3.1)           $  (49.1)

  Net loss applicable
    to common stockholders          $  (25.7)           $  (57.8)

  Net loss per share applicable
    to common stockholders          $  (0.71)           $  (1.69)

ACQUISITION-RELATED CHARGES: On March 29, 1995, the Company's Board of Directors approved a plan to proceed with integration and consolidation initiatives principally related to the Bull acquisition. Acquisition-related charges were recorded as of March 31, 1995, and consisted of the following (in millions):

         Facilities                        $ 3.1
         Depreciable assets                 12.4
         Workforce-related                  43.4
         Other                               5.3
                                           -----
           Total                           $64.2
                                           =====

The formal plan was recorded as of March 31, 1995, based upon the best information available at the time. The facilities-related reserves for the Company's excess sales and service and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets including

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

information systems, leasehold improvements and other assets no longer required. As a result of the acquisition, certain technical support, customer service, distribution, research and development, and administrative functions are being combined and reduced.

Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.

Acquisition-related charges of $27.2 million were recorded for the Sigma acquisition effective September 30, 1995, after actions had been identified and quantified and the formal plan approved by the Company's Board of Directors.

Acquisition-related charges for Sigma consist of the following:

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

Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Those adjustments, in the aggregate, had no effect on operating income.

The activity related to these charges during fiscal years 1995 and 1996 is summarized in the following table (in millions):

                                 Purchase                                   Charges Utilized
                    Charged to  Accounting   Charges     Balance  Charged to   and Other       Balance
                    Operations  and Other    Utilized    June 30, Operations   Adjustments     June 30,
                      in 1995   Adjustments   in 1995     1995     in 1996       in 1996         1996
                    ---------------------------------------------------------------------------------

Facilities            $ 3.1       $ 5.5       $ (3.4)      $ 5.2     $  --       $  0.3        $ 5.5
Depreciable assets     12.4         7.5        (11.1)        8.8      22.6        (30.6)         0.8
Workforce-related      43.4         3.6         (9.6)       37.4       0.9        (21.9)        16.4
Other                   5.3         4.0         (5.5)        3.8       3.7         (1.7)         5.8
                      -----       -----       ------       -----     -----       ------        -----
                      $64.2       $20.6       $(29.6)      $55.2     $27.2       $(53.9)       $28.5
                      =====       =====       ======       =====     =====       ======        =====


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

The June 30, 1996 and 1995 balances of acquisition-related reserves are classified as follows (in millions):


                                      June 30,       June 30,
                                        1996          1995
                                      --------       --------
      Depreciable assets               $ 0.8          $ 8.8
      Accounts payable, accrued
        expenses and other              26.5           41.8
      Non-current liabilities            1.2            4.6
                                       -----          -----
                                       $28.5          $55.2
                                       =====          =====


Cash outlays to complete the Company's acquisition-related initiatives previously provided for are estimated to approximate $27 million for the year ended June 30, 1997 and $1 million thereafter.

NOTE C--OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow
(in millions):

                                            June 30,              June 30,
                                              1996                  1995
                                            --------              --------

Accounts receivable                          $204.9                $193.3
  Less allowances                              10.8                  10.8
                                             ------                ------
                                             $194.1                $182.5
                                             ======                ======
Inventories
  Finished products                          $  9.5                $ 14.5
  Raw materials and work-in-process             8.8                   8.7
  Service parts and supplies                    1.6                   1.2
                                             ------                ------
                                             $ 19.9                $ 24.4
                                             ======                ======
Depreciable assets
  Land                                       $  5.4                $  7.1
  Buildings and improvements                   19.7                  22.6
  Machinery and equipment                      62.9                  52.7
  Spare parts                                 140.9                 113.3
                                             ------                ------
                                              228.9                 195.7
  Less accumulated depreciation                91.6                  61.3
                                             ------                ------
                                             $137.3                $134.4
                                             ======                ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C (Continued)

                                             June 30,              June 30,
                                               1996                 1995
                                             --------              --------
Intangible assets
  Trademarks and patents                     $ 24.8                $ 21.3
  Computer software                            37.1                  42.2
  Installed base - service                    128.5                 123.5
  License agreements                           29.9                  29.9
  Assembled workforce                          16.2                  11.7
  Goodwill                                     50.7                  18.9
  Reorganization value in excess
    of amounts allocated to
    identifiable intangible
    assets                                     30.6                  87.2
                                             ------                ------
                                              317.8                 334.7
  Less accumulated amortization               106.6                  60.7
                                             ------                ------
                                             $211.2                $274.0
                                             ======                ======
Accounts payable, accrued
  expenses and other
  Accounts payable                           $ 54.3                $ 62.3
  Accrued expenses                             98.7                  93.1
  Compensation and benefits                    49.1                  50.1
  Restructuring, reorganization
    and acquisition-related                    33.9                  56.6
  Other                                        21.6                  24.4
                                             ------                ------
                                             $257.6                $286.5
                                             ======                ======


Other long-term liabilities
  Postretirement                             $ 17.3                $ 18.5
  Pension                                       8.0                   8.2
  Facilities                                   15.0                  16.5
  Restructuring, reorganization and
    acquisition-related                         5.2                  17.4
  Insurance                                     7.4                   6.5
  Other                                        24.5                  22.7
                                             ------                ------
                                             $ 77.4                $ 89.8
                                             ======                ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--FINANCING ARRANGEMENTS


PREFERRED STOCK (in millions):

                                              June 30,          June 30,
                                                1996              1995
                                              --------          --------

Series A preferred stock, $0.01 par
  value, 90,000 shares
  authorized; 90,000 shares issued
  and outstanding June 30, 1996
  and 1995; redemption and
  liquidation preference of
  $90.0 million                                $84.8            $ 84.1
Exchangeable preferred stock,
  $0.01 par value, 3,660,000 shares
  authorized; outstanding
  shares: 2,836,326 at
  June 30, 1995; redemption
  and liquidation preference of
  $72.9 million, including
  paid-in-kind dividends                          --              61.5
                                               -----            ------
                                               $84.8            $145.6
                                               =====            ======

SERIES A PREFERRED STOCK: On May 30, 1995, the Company issued to Microsoft Corporation 90,000 shares ($90.0 million face amount) of 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), redeemable on October 1, 2003 or within 180 days of a written request of the holders thereof received by the Company at any time on or after May 30, 2002 at $1,000.00 per share plus accrued and unpaid dividends. The excess of the redemption value over the initial carrying value of $84.0 million is being accreted by periodic charges to retained earnings over the life of the issue, or in the absence of retained earnings, to capital in excess of par value.

The Series A Preferred Stock is convertible into Common Stock of the Company at $23.00 per share, subject to adjustment in the event of a subdivision or combination of the Common Stock. The stockholders of the Series A Preferred Stock are entitled to one vote per share. Cash dividends of $45.00 per annum per share are payable quarterly in arrears. The Company may redeem the Series A Preferred Stock with cash or with Common Stock.

EXCHANGEABLE PREFERRED STOCK: On February 27, 1996, the Company repurchased and retired, at the liquidation preference of $25.00 per share plus accrued and unpaid dividends, all of the outstanding shares of the Company's 11% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") for $72.9 million with proceeds from the issuance of the 6 1/2% Series B Cumulative Convertible Preferred Stock. The retirement of the Exchangeable Preferred Stock resulted in a one-time dividend of $8.8 million reflecting the difference between the repurchase value and the carrying value of the securities.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D (Continued)

BORROWING ARRANGEMENTS:


Borrowings due within one year consisted of (in millions):


                                                 June 30,         June 30,
                                                   1996             1995
                                                 --------         --------

Notes payable to banks                            $  --            $2.6
Note payable to Bull -- 9.25% at
  June 30, 1996, payable in 1997                   21.9              --
Current portion of long-term debt                    --             0.4
                                                  -----            ----
                                                  $21.9            $3.0
                                                  =====            ====

Notes payable to banks with weighted average interest rates of 12.1% were outstanding at June 30, 1995.


Long-term debt consisted of (in millions):

                                                June 30,       June 30,
                                                  1996           1995
                                                --------       --------

Mortgage notes and other                          $--           $ 1.8
Note payable to Bull                               --            21.6
                                                  ---           -----
                                                   --            23.4
Current portion of long-term debt                  --             0.4
                                                  ---           -----
                                                  $--           $23.0
                                                  ===           =====

Interest paid amounted to $2.4 million for the year ended June 30, 1996, $3.7 million for the year ended June 30, 1995, $3.8 million for the nine months ended June 30, 1994 and $2.3 million for the three months ended September 30, 1993.

On January 31, 1995, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions. The three-year reducing facility provided for borrowings of up to $125.0 million, reduced to $115.0 million for the period from January 30, 1996 to March 31, 1996, and to $100.0 million thereafter. This facility also provides for up to $40.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and inventories and a supplemental amount. Interest on any borrowings is based on the BTCC's prime rate plus 1.25% to 2.50%, depending on the amount of borrowings outstanding. The BTCC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and indebtedness as well as restrictions on the payment of cash dividends on the Common Stock. The Company was in compliance with these covenants as of both June 30, 1996 and 1995. As of June 30, 1996, letters of credit aggregating $11.5 million were outstanding under the agreement, and $64.9 million was available for use by the Company for either additional letters of credit or borrowing.

Subsequent to June 30, 1996 the Company renegotiated its credit facility as discussed in Note L, Subsequent Events.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--INCOME TAXES

The provision for income taxes consisted of (in millions):

                                                            Predecessor Company
                                                            -------------------
                           Year      Year    Nine Months       Three Months
                          Ended     Ended       Ended              Ended
                         June 30,  June 30,   June 30,         September 30,
                          1996       1995       1994                1993
                         --------  --------  -----------    -------------------
Current:
  Federal                 $  --     $ --        $ --       |        $ --
  Non-U.S.                  0.7      0.7         2.3       |         0.3
  State                      --       --         0.3       |         0.1
Change in valuation                                        |
  allowance                (2.5)      --          --       |          --
Tax benefit applied                                        |
  to reduce                                                |
  reorganization                                           |
  value in excess of                                       |
  amounts allocated                                        |
  to identifiable                                          |
  intangible assets                                        |
  and goodwill             12.8      2.9         7.2       |          --
                          -----     ----        ----       |        ----
                          $11.0     $3.6        $9.8       |        $0.4
                          =====     ====        ====       |        ====

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):

                                                              Predecessor Company
                                                              -------------------
                          Year       Year     Nine Months         Three Months
                          Ended      Ended       Ended               Ended
                         June 30,   June 30,    June 30,          September 30,
                           1996       1995        1994                 1993
                         --------   --------  -----------      ------------------
Taxes at statutory
  rate of 35%             $ 3.6    $(18.9)     $  7.1      |       $(7.9)
Amortization of excess                                     |
  reorganization value      2.4       1.9         0.9      |          --
Non-deductible expenses     2.0       1.3         1.4      |         3.4
Non-deductible charge                                      |
  in connection with                                       |
  acquisition               5.6        --          --      |          --
Foreign tax differential    0.8      (0.5)       (1.6)     |        (0.2)
Repatriation of non-                                       |
  U.S. earnings, net         --        --         0.8      |          --
Loss carryforwards                                         |
  not currently                                            |
  utilizable                3.7      22.7         1.9      |         6.9
Loss carryforwards                                         |
  utilized                 (5.3)       --          --      |          --
Change in valuation                                        |
  allowance                (2.5)       --          --      |          --
Other, net                  0.7      (2.9)       (0.7)     |        (1.8)
                          -----    ------       -----      |       -----
                          $11.0    $  3.6       $ 9.8      |       $ 0.4
                          =====    ======       =====      |       =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (continued)

The significant components of deferred tax assets and liabilities were as follows (in millions):

                                                    June 30,       June 30,
                                                      1996           1995
                                                    --------       --------

Net operating loss and credit
  carryforwards                                     $ 561.8        $ 564.4
Accrued restructuring expenses                         11.4           26.3
Other                                                  62.2           36.5
                                                    -------        -------
  Gross deferred tax assets                           635.4          627.2
                                                    -------        -------

Fresh-start intangibles                               (20.6)         (31.4)
Goodwill and other acquired intangibles               (15.7)         (20.8)
Other                                                 (28.8)         (26.0)
                                                    -------        -------
  Gross deferred tax liabilities                      (65.1)         (78.2)
                                                    -------        -------

  Valuation allowance                                (522.7)        (549.0)
                                                    -------        -------
       Net deferred tax assets                      $  47.6        $    --
                                                    =======        =======


The Company has recorded a net deferred tax asset of $47.6 million for the year ended June 30, 1996, of which $43.4 million was attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of amounts allocated to identifiable intangible assets. Of the remainder, $1.7 million was attributable to acquired tax benefits, reducing goodwill related to the Bull acquisition and $2.5 million was attributable to the expected utilization of tax net operating loss carryforwards generated subsequent to September 30, 1993, reducing the provision for income taxes. Although realization is not assured, management believes that the net deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the U.S. which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Any tax benefits recognized after September 30, 1993, for cumulative temporary differences and tax basis net operating loss carryforwards existing at September 30, 1993, will not reduce the provision for income taxes, but instead, will first reduce reorganization value in excess of amounts allocated to identifiable intangible assets to zero, secondly reduce other intangible assets related to the reorganization to zero, and thereafter will increase capital in excess of par value.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (Continued)


Tax benefits which are subsequently recognized through a reduction in the valuation allowance will be recorded as follows (in millions):

                                                         June 30,     June 30,
                                                           1996         1995
                                                         --------     --------

Reorganization value in excess of amounts
 allocated to identifiable assets                        $ 13.7       $ 75.9
Goodwill and other non-current intangible assets           65.5         87.9
Capital in excess of par value                            298.3        261.5
Income tax benefit to be reported in the
 Statement of Operations                                  145.2        123.7
                                                         ------       ------
                                                         $522.7       $549.0
                                                         ======       ======

As a result of the reorganization of the Company, the Company recorded a gain from debt forgiveness of $329.3 million during the three months ended September 30, 1993. Because the forgiveness was pursuant to a Chapter 11 reorganization, the Company did not record any income tax expense on the gain from the forgiveness in the period ended September 30, 1993. The consummation of the Reorganization Plan resulted in a change in ownership for federal income tax purposes. As a result of the change in ownership, the Company was required, under federal tax law, to reduce its accumulated U.S. operating loss carryovers for one-half of the non-taxable gain related to the debt forgiveness and certain prior years' interest expense related to the forgiven interest-bearing debt.

If the Company experiences another change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation will be placed upon the Company's ability to realize the benefit of its U.S. net operating loss carryforwards.

Retained earnings of non-U.S. subsidiaries for which income taxes have not been provided approximated $119.4 million and $113.4 million at June 30, 1996 and June 30, 1995, respectively.

At June 30, 1996, the Company and its subsidiaries have tax basis net operating loss carryforwards of approximately $1.4 billion and tax credit carryforwards of approximately $96.5 million that are available to offset future taxable income.

Tax basis loss carryforwards and tax credit carryforwards expire as follows (in millions):

                                                                               2002 &
                                       1997    1998   1999    2000   2001      Beyond
                                       ----    ----   ----    ----   ----      ------

U.S. tax basis loss carryforwards      $ --   $  --   $  --  $  --   $85.6     $744.5
Non-U.S. tax basis loss
 carryforwards                         $4.7   $10.5   $30.5  $16.0   $ 6.8     $505.4
Investment tax credit and
 research and development
 tax credit carryforwards              $7.8   $17.5   $26.2  $20.7   $13.8     $ 10.5


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (Continued)

Net taxes paid (refunded) amounted to $0.9 million for the year ended June 30, 1996, $0.7 million for the year ended June 30, 1995, and $(1.6) million for the year ended June 30, 1994.

NOTE F--STOCKHOLDERS' EQUITY

SERIES B PREFERRED STOCK: On February 27, 1996, the Company completed a private placement of 2,875,000 Depositary Shares, each representing a 1/20 interest in a share of 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), $0.01 par value per share, for $138.3 million, net of issuance costs. Each Depositary Share is convertible at the option of the holder into Common Stock of the Company at a conversion price of $26.5625 per share of Common Stock subject to adjustment for dividends payable in Common Stock, the issuance of rights or warrants to purchase Common Stock, the subdivision, combination or reclassification of Common Stock and the distribution of other assets to all the holders of Common Stock. The Series B Preferred Stock may not be redeemed before March 1, 1999. Thereafter, the Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid dividends. Each Depositary Share entitles the holder to 1/20th of one vote. Cash dividends are cumulative at the rate of $65.00 per annum per share ($3.25 per annum per Depositary Share) payable quarterly in arrears.

COMMON STOCK: The Company's authorized Common Stock consists of 100 million shares, $0.01 par value per share. Holders of the Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. The common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been paid to date. The rights, preferences and privileges of holders of the Common Stock are subject to, and may be adversely affected by, the rights of holders of shares of both the outstanding Series A and Series B Preferred Stock, as well as any other series of preferred stock that the Company may designate and issue in the future.

1993 EMPLOYEES' STOCK GRANT PLAN: On December 16, 1993, the Company made a one-time grant to each eligible employee of 50 shares of Common Stock of the Company. Of the 350,000 shares available for this plan, 316,500 shares have been distributed to employees. The remaining shares authorized for use in this plan were allocated to the Stock Incentive Plan, described below, after all grants had been made under this plan.

STOCK WARRANTS: In satisfaction of the interests of the Class B and C common stockholders of the Predecessor Company, 7.5 million warrants, less an amount allocated for certain disputed claims, were made available for issuance to stockholders of the Predecessor Company as of September 29, 1993. The Company began issuance of these warrants on March 17, 1995. Each warrant entitles its holder to purchase one share of Common Stock for an exercise price of $21.45 per share, and expires on June 30, 2001. The exercise price was set in such a manner as to allow the creditors who are issued Common Stock in the reorganization to recover an estimated 95 percent of the value of their allowed claims before the exercise price of the warrants equals the trading price of the Common Stock. Holders of the Class B and C Common Stock received one warrant for each 24 shares of stock of the Predecessor Company.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (Continued)

STOCK OPTIONS:

1993 STOCK INCENTIVE PLAN: On September 30, 1993, the Company commenced the granting of non-qualified options to certain employees to purchase Common Stock of the Company at $7.35 per share under the Stock Incentive Plan. The maximum number of shares issuable under this plan was 2,283,650. The options granted under this plan vest over a three-year period, with approximately one-third vesting on October 1, 1994, 1995 and 1996, and are exercisable over a ten-year period from the date of grant.

1993 DIRECTORS' STOCK OPTION PLAN: The Company provided for the issuance of up to 80,000 shares of Common Stock under the 1993 Directors' Stock Option Plan. Under this plan, each initial director of the Company (other than Mr. Tucci, Chairman of the Board and Chief Executive Officer), received a one-time grant of a non-qualified option to purchase 10,000 shares of the Common Stock of the Company at an exercise price of $7.35 per share. The options vest over a three-year period, with one-third vesting on December 16, 1994, 1995 and 1996, and are exercisable over a ten-year period from the date of grant.

1994 EMPLOYEES' STOCK INCENTIVE PLAN: On January 25, 1995, the Company's stockholders approved the Employees' Stock Incentive Plan. The Employees' Stock Incentive Plan provides for the issuance of up to 4,817,153 shares of Common Stock of the Company as either Incentive Stock Options, Non-Qualified Stock Options or Restricted Stock awards, on terms and vesting schedules as may be set from time to time by the Organization, Compensation and Nominating Committee of the Board of Directors. Both the Incentive Stock Options and Non-Qualified Stock Options granted to date under the Employees' Stock Incentive Plan become exercisable (or vest) as to 34%, 33% and 33% of the shares covered thereby on the first, second and third anniversaries of the date of grant, provided the employee continues to be employed by the Company, and expire ten years after the date of the grant.

1995 DIRECTORS' STOCK OPTION PLAN: On January 25, 1995, the Company's stockholders approved the 1995 Director Stock Option Plan (the "1995 Director Plan"). A total of up to 180,000 shares of Common Stock of the Company may be issued upon the exercise of options granted under the 1995 Director Plan. All options granted under the 1995 Director Plan are non-qualified stock options.

The 1995 Director Plan provides for the automatic grant of an option for 6,500 shares of Common Stock under the following circumstances: (i) an option was granted to each outside Director on January 25, 1995, the date the 1995 Director Plan was approved by the stockholders of the Company; (ii) an option will automatically be granted to each additional outside Director who is initially elected to the Board of Directors after the approval of the 1995 Director Plan by the stockholders of the Company, upon his or her initial election to the Board of Directors; and (iii) on September 30 of each year, an option will automatically be granted to each outside Director who attended, in the fiscal year ending the preceding June 30, at least 75% of the aggregate of the number of Board of Directors meetings held and the number of meetings held by committees of the Board on which he or she then served. The exercise price of each option granted under the 1995 Director Plan will be equal to the current market value of the Common Stock on the date of grant (which will be determined based upon the average closing price of the Common Stock over the

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (Continued)

30-business-day period beginning 45 business days before the date of grant of the option) and will vest as to 34%, 33% and 33% of the shares covered thereby on the first, second and third anniversaries of the date of grant, respectively, provided the optionee continues to serve as a Director on such dates.


A summary of option activity from the Confirmation Date through June 30, 1996, is as follows:
                                          Options               Option Price
                                        Outstanding              Per Share
                                        -----------             ------------
  Granted                               2,151,150               $7.35 -$19.375
  Exercised                                    --                    --
  Canceled                                 92,273               $7.35
                                        ---------
June 30, 1994                           2,058,877               $7.35 -$19.375

  Granted                               1,826,600               $9.875-$13.880
  Exercised                               218,364               $7.35 -$12.063
  Canceled                                214,112               $7.35 -$17.875
                                        ---------
June 30, 1995                           3,453,001               $7.35 -$19.375

  Granted                               2,175,750               $15.00-$24.125
  Exercised                               598,472               $7.35 -$19.375
  Canceled                                428,282               $7.35 -$18.750
                                        ---------
June 30, 1996                           4,601,997               $7.35 -$24.125

Options exercisable at:
  June 30, 1994                                --
  June 30, 1995                           526,060
  June 30, 1996                         1,039,665



At June 30, 1996, 1,942,421 shares were available for future grants.

EMPLOYEES' STOCK PURCHASE PLAN: The Employees' Stock Purchase Plan (the "Stock Purchase Plan") permits purchases on a voluntary basis by eligible employees of up to 685,715 shares of Common Stock of the Company. Under this plan, a total of 76,108 shares were issued in two offerings, the second of which terminated on April 30, 1995. The remainder of the shares rolled over to the 1995 Stock Purchase Plan described below. Employees of the U.S. parent company and designated international subsidiaries, but excluding any officers with the rank of vice president or above, were eligible to participate in the Stock Purchase Plan. Shares of Common Stock were offered under the Stock Purchase Plan in six-month payment periods commencing May 1, 1994. The purchase price was 85% of the market price of the Common Stock on the first business day or the

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (Continued)

last business day of that payment period, whichever was lower. Purchases were deemed to be made on the last day of each payment period and could only be made by participants who were employees on that day. The purchase price was paid with payroll deductions in an amount specified by each employee (which could not exceed a specified percentage of his or her salary), accumulated during the payment period.

1995 EMPLOYEES' STOCK PURCHASE PLAN: On January 25, 1995, the Company's stockholders approved the 1995 Employees' Stock Purchase Plan (the "1995 Stock Purchase Plan") permitting purchases on a voluntary basis by eligible employees of up to 609,607 shares of Common Stock of the Company. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above of the parent company, are eligible to participate in the 1995 Stock Purchase Plan. The six-month payment periods of the 1995 Stock Purchase Plan run consecutively, commencing on each November 1 and May 1. Purchases are deemed to be made on the last day of each payment period and can only be made by payroll deductions in an amount specified by each employee (which may not exceed a specified percentage of an employee's salary), accumulated during the payment period. The purchase price is 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever is lower.

NOTE G--POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS: The Company has two plans in the United States. The first plan was frozen on June 30, 1992. The second U.S. plan was frozen on December 31, 1995. As a result of freezing all future benefits under both U.S. plans, no increase in compensation is assumed for either plan subsequent to the dates that the plans were frozen.


U.S. net pension cost consisted of (in millions):

                                                              Predecessor Company
                                                              -------------------
                          Year         Year     Nine Months       Three Months
                         Ended        Ended        Ended              Ended
                        June 30,     June 30,     June 30,         September 30,
                          1996         1995         1994               1993
                        --------     --------   -----------   -------------------
Service cost             $ 0.6        $ 0.5        $  --      |      $  --
Interest cost              7.0          4.1          1.7      |        0.6
Actual return on assets  (10.3)        (4.8)        (0.8)     |       (0.3)
Other, net                 3.0          0.7         (1.0)     |       (0.3)
                         -----        -----        -----      |      -----
                         $ 0.3        $ 0.5        $(0.1)     |      $  --
                         =====        =====        =====      |      =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)

The funded status of the U.S. plans was (in millions):

                                           June 30,      June 30,
                                             1996          1995
                                           --------      --------

Fair value of plan assets                    $ 99.6      $ 88.6
Projected benefit obligation                  (93.9)      (84.9)
                                             ------      ------
Plan assets greater than
  projected benefit obligation                  5.7         3.7
Unrecognized net gain                          (5.7)       (3.7)
Unrecognized net transition asset              (0.5)       (0.6)
                                             ------      ------
Accrued pension costs                        $ (0.5)     $ (0.6)
                                             ======      ======

Accumulated benefits                         $(93.9)     $(84.8)
                                             ======      ======

Vested benefits                              $(93.5)     $(79.0)
                                             ======      ======

Non-U.S. net pension cost consisted of (in millions):

                                                          Predecessor Company
                                                          -------------------
                         Year        Year   Nine Months       Three Months
                        Ended       Ended      Ended             Ended
                       June 30,    June 30,   June 30,       September 30,
                         1996        1995       1994              1993
                       -------     -------- -----------   --------------------
Service cost            $ 1.9       $ 1.3      $ 0.7      |      $ 0.3
Interest cost             2.4         1.9        1.8      |        0.7
Actual return on assets  (3.7)       (2.6)      (2.4)     |       (0.9)
Other, net                0.4         0.3        0.6      |        0.1
                        -----       -----      -----      |      -----
                        $ 1.0       $ 0.9      $ 0.7      |      $ 0.2
                        =====       =====      =====      |      =====

Settlement and curtailment gains of $1.6 million were recognized for the nine months ended June 30, 1994 for non-U.S. plans, resulting primarily from the conversion of defined benefit plans to defined contribution plans.

The funded status of non-U.S. plans was (in millions):

                                                    June 30,         June 30,
                                                      1996             1995
                                                    --------         --------

Fair value of plan assets                             $ 58.8           $ 59.6
Projected benefit obligation                           (51.5)           (50.7)
                                                      ------           ------
Plan assets in excess of projected
   benefit obligation                                    7.3              8.9
Unrecognized net (gain) loss                             1.6             (0.9)
                                                      ------           ------
Prepaid pension costs                                 $  8.9           $  8.0
                                                      ======           ======

Accumulated benefits                                  $(46.4)          $(45.0)
                                                      ======           ======

Vested benefits                                       $(41.6)          $(39.6)
                                                      ======           ======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)


The following assumptions were used to measure the projected benefit obligation for the defined benefit pension plans:

                            June 30, 1996                    June 30, 1995
                        --------------------             --------------------
                         U.S.       Non-U.S.              U.S.       Non-U.S.
                        Plans        Plans               Plans        Plans
                        -----       --------             -----       --------

Discount rate           8.0%       6.8%-12.0%            8.0%       7.0%-12.0%
Average increase
 in compensation
 levels                 0.0%       3.5%-9.0%          0.0%-4.0%     3.5%-9.0%



The expected long-term rate of return for plan assets was 8.0% for U.S. plans and 7.5% to 12.0% for non-U.S. plans for the years ended June 30, 1996 and 1995.

Plan assets consist principally of equity and fixed income mutual funds. Annual cost is determined using the projected unit credit actuarial method.

DEFINED CONTRIBUTION PLANS: Contributions are generally based on fixed amounts of eligible compensation. The Company's expense for U.S. and non-U.S. plans totaled $9.6 million for the years ended June 30, 1996 and 1995, $6.3 million for the nine months ended June 30, 1994, and $2.8 million for the three months ended September 30, 1993.

OTHER POSTRETIREMENT BENEFITS: The Company provides postretirement benefits under two U.S. plans and an international plan. The first U.S. plan covers two groups of current and previous employees. Class A retirees represent a closed group of employees who were age 59 with at least 9 years of service as of December 31, 1984. Coverage includes lifetime medical and dental benefits. Benefits are integrated with Medicare using a traditional coordination approach. Contributions by retirees are fixed. Class B retirees represent all other employees who have retired with at least 10 years of service and a total of 75 age and service points and current active employees who satisfied the eligibility criteria by June 30, 1995. These retirees can choose among the various medical options extended to active employees. Employee contributions vary based upon the level of coverage selected. The Company's contribution for Class B retirees will be adjusted annually to reflect increases in medical trends until the contribution to the Plan equals twice the 1992 level. At that time, subsequent cost increases will be paid fully by increases in employee contributions.

The second U.S. plan and the non-U.S. plan cover employees of the businesses acquired as part of the Bull acquisition. Postretirement healthcare coverage was generally provided to employees retiring on or after attaining age 55, who had rendered at least 10 years of service, until the age of 65.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)


U.S. net periodic postretirement benefit cost consisted of (in millions):

                                                         Predecessor Company
                                                         -------------------
                         Year      Year    Nine Months       Three Months
                        Ended     Ended       Ended             Ended
                       June 30,  June 30,    June 30,        September 30,
                         1996      1995        1994              1993
                       --------  --------  -----------   --------------------
Service cost            $ 0.1      $0.1        $0.1     |      $ --
Interest cost             0.9       0.8         0.6     |       0.2
Other, net               (0.3)       --          --     |        --
                        -----      ----        ----     |      ----
                        $ 0.7      $0.9        $0.7     |      $0.2
                        =====      ====        ====     |      ====




The funded status of the U.S. plans was (in millions):

                                                        June 30,        June 30,
                                                          1996            1995
                                                        --------        --------

Fair value of plan assets                                $  --            $  --
Accumulated postretirement benefit obligation:
  Retirees                                                10.4             12.6
  Other fully eligible plan participants                   1.7              1.7
  Other active plan participants                           1.1              1.5
Unrecognized net gain                                      4.6              2.5
                                                         -----            -----
Accrued postretirement benefit liability                 $17.8            $18.3
                                                         =====            =====

Non-U.S. net periodic postretirement benefit cost approximated $0.1 million for the year ended June 30, 1996 and the year ended June 30, 1995. A curtailment gain of $0.5 million for the non-U.S. plan was recorded for the year ended June 30, 1996 and relates to the elimination of active employees not eligible for retirement as of November 30, 1995.


The funded status of the non-U.S. plan was (in millions):

                                                        June 30,        June 30,
                                                          1996            1995
                                                        --------        --------

Fair value of plan assets                                 $ --           $ --
Accumulated postretirement benefit obligation:
  Retirees                                                 0.8            0.6
  Other fully eligible plan participants                   0.1            0.3
  Other active plan participants                            --            0.5
  Unrecognized net gain                                    0.2             --
                                                          ----           ----
Accrued postretirement benefit liability                  $1.1           $1.4
                                                          ====           ====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (Continued)


The following assumptions were used to measure net periodic postretirement benefit costs:


                                     1996                    1995             1994
                               ------------------      -----------------      ----
                                 U.S.    Non-U.S.       U.S.    Non-U.S.      U.S.
                                Plans     Plan         Plans      Plan        Plan
                                -----    --------      -----    --------      ----

Increase in healthcare
  costs during the period     9.3%-11.0%  11.0%       11.0%-12.0% 11.0%       11.0%
Ultimate trend rates          5.0%- 6.3%   5.0%        5.0%- 7.0%  5.0%        7.0%
Years to ultimate trend
  rates                       3-12 yrs    6 yrs        5-11 yrs   6 yrs       3 yrs
Discount rates                7.3%- 8.0%   8.0%        8.0%        8.0%        8.0%



If the health care cost trend rate was increased 1.0%, the accumulated postretirement benefit obligation as of June 30, 1996 would have increased by 4.1% and 9.6% for the U.S. and non-U.S. plans, respectively. The effect of this change on the aggregate of service and interest cost for the year ended June 30, 1996 would have been an increase of 4.2% and 9.9% for the U.S. and non-U.S. plans, respectively.

NOTE H--INDUSTRY, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

INDUSTRY SEGMENT INFORMATION: The Company operates primarily in one industry segment, which includes serving customers in approximately 130 countries with workflow, imaging, document management and related software applications for client/server open systems, and integration and support services for office networks, along with continuing to provide to its proprietary minicomputer customers upgrade products, service and open systems coexistence and migration products.

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

SIGNIFICANT CUSTOMER: The Company had revenues from the U.S. government and its agencies of approximately $241 million for the year ended June 30, 1996, $150 million for the year ended June 30, 1995, $101 million for the nine months ended June 30, 1994, and $40 million for the three months ended September 30, 1993. The majority of these revenues were in the United States geographic area.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (Continued)


Certain information on a geographic basis follows (in millions):

                                                                                Predecessor Company
                                        Year         Year     Nine Months       -------------------
                                       Ended        Ended       Ended           Three Months Ended
                                      June 30,     June 30,    June 30,           September 30,
                                        1996         1995        1994                  1993
                                      --------     --------  -----------        -------------------

Revenues from
  unaffiliated
  customers:
United States,
  including direct
  export sales                       $  588.3       $453.7      $309.7       |        $109.0
Other Americas                           65.9         51.8        29.5       |           9.5
Europe                                  267.7        307.4       226.6       |          62.9
Asia/Pacific                            167.9        134.3        78.6       |          29.5
                                     --------       ------      ------       |        ------
                                     $1,089.8       $947.2      $644.4       |        $210.9
                                     ========       ======      ======       |        ======
                                                                             |
Interarea transfers:                                                         |
United States                        $   14.0       $ 20.9      $ 21.6       |        $  5.8
Other Americas                             --          0.2          --       |            --
Europe                                    0.1          0.3         1.1       |           0.5
Asia/Pacific                               --           --         0.2       |            --
                                     --------       ------      ------       |        ------
                                     $   14.1       $ 21.4      $ 22.9       |        $  6.3
                                     ========       ======      ======       |        ======
                                                                             |
Income (loss)                                                                |
before income taxes and                                                      |
  reorganization                                                             |
  items:                                                                     |
                                                                             |
United States                        $  (39.0)      $(40.8)     $ 26.4       |        $  1.6
Other Americas                            9.8        (12.7)        0.5       |           1.6
Europe                                   20.0         10.5         8.2       |          (2.3)
Asia/Pacific                             16.8        (17.4)      (16.8)      |           9.9
Eliminations                              2.8          2.7         2.1       |           1.5
                                     --------       ------      ------       |        ------
                                     $   10.4       $(57.7)     $ 20.4       |        $ 12.3
                                     ========       ======      ======       |        ======




The income (loss) before income taxes and reorganization items for the years ended June 30, 1996 and 1995 included $27.2 million and $64.2 million, respectively, of acquisition-related charges.

                                       June 30,    June 30,
                                         1996        1995
                                       --------    --------

Identifiable assets
  (excluding
  intercompany):
United States                          $535.3        $517.1
Other Americas                           51.6          57.1
Europe                                  184.8         181.7
Asia/Pacific                             93.5         106.5
Eliminations and other                   (1.1)         (1.7)
                                       ------        ------
                                       $864.1        $860.7
                                       ======        ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--COMMITMENTS AND CONTINGENCIES


LEASES: Rental expense for the periods through June 30, 1996 was as follows (in millions):

   Year ended June 30, 1996                                   $28.2
   Year ended June 30, 1995                                   $17.6
   Nine months ended June 30, 1994                            $16.7
   Three months ended September 30, 1993                      $ 8.0


Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in millions):

                                               Year ended June 30,
                                   ----------------------------------------
                                    1997    1998    1999     2000     2001       Thereafter
                                    ----    ----    ----     ----     ----       ----------
Future minimum lease
  commitments on
  noncancelable leases             $35.1    $30.0   $23.3    $22.2    $12.7        $35.9

Future minimum
  sublease income                  $ 5.1    $ 4.1   $ 2.9    $ 1.6    $ 1.6        $ 6.7


These future minimum lease commitments include approximately $42.6 million, net of sublease income, related to facilities the Company has elected to abandon in connection with the restructuring and acquisition-related initiatives.

FOREIGN CURRENCY GAINS(LOSSES): Foreign currency exchange and translation gains or losses were insignificant for the year ended June 30, 1996. Foreign currency exchange and translation gains or losses included in operations amounted to a $0.7 million loss for the year ended June 30, 1995, a $0.3 million loss for the nine months ended June 30, 1994 and a $0.3 million gain for the three months ended September 30, 1993.

FORWARD EXCHANGE CONTRACTS: At June 30, 1996 and 1995, the Company had forward exchange contracts with maturities of less than one year, to exchange predominantly European currencies for U.S. dollars in the amounts of $1.2 million and $12.9 million, respectively, in foreign currency. Market risk arises from fluctuation of currency rates during the period that contracts are outstanding.

LITIGATION: On October 27, 1994, Wang filed suit against FileNet Corporation alleging the infringement of five Wang patents covering a wide range of imaging and workflow technologies. A sixth imaging patent was subsequently added. Wang is seeking damages and injunctive relief. The parties are currently engaged in the discovery process. The trial is currently scheduled for calendar 1997.

On July 2, 1996, Wang filed suit against Watermark, a subsidiary of FileNet Corporation, alleging the infringement of four Wang patents covering workflow and imaging technologies. Wang is seeking damages and injunctive relief.

Prior to its filing for Chapter 11 protection, the Company was a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11. Claims in such suits relating to periods prior to the Company's filing under Chapter 11 are

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (Continued)

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

As a result of the confirmation of the Reorganization Plan of Wang Laboratories, Inc., the Company's predecessor Massachusetts corporation (the "Predecessor Company"), the Company implemented fresh-start reporting as of September 30, 1993. Under the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Company was required to adopt fresh-start reporting upon emergence from Chapter 11 since the reorganization value ("approximate fair value") of the assets of the Company immediately before confirmation of the Plan was less than the total of all post-petition liabilities and allowed pre-petition claims, and holders of the existing voting shares immediately before the confirmation of the Plan would receive less than 50% of the voting shares of the emerging Company.

The Company's Consolidated Balance Sheet as of June 30, 1996 and June 30, 1995 was prepared as if the Company were a new reporting entity at September 30, 1993, and reflects certain reorganization adjustments that include the restatement of assets and liabilities to approximate fair value and the discharge of outstanding liabilities relating to creditors' claims against the Company, which have been satisfied primarily by new common stock. The Statement of Operations and the Statement of Cash Flows for the year ended June 30, 1996, the year ended June 30, 1995 and the nine months ended June 30, 1994 incorporate the effects of fresh-start reporting. However, the Statement of Operations and the Statement of Cash Flows for the three months ended September 30, 1993 is based on historical costs. Accordingly, the Company has presented the Statement of Operations and Statement of Cash Flows for the nine months ended June 30, 1994 and the three months ended September 30, 1993, but has not presented a Statement of Operations and Statement of Cash Flows for the twelve months ended June 30, 1994. A vertical line has been drawn on the accompanying financial statements to distinguish between the Reorganized Company and the Predecessor Company.

Under the Reorganization Plan, 30 million shares of the Company's new Common Stock were to be distributed to holders of unsecured claims against the Predecessor Company, including debenture holders. Of the total shares to be distributed, approximately 20 million shares were distributed as part of the initial distribution and 7 million shares were distributed in March 1995 as a second distribution. The balance of the shares, net of periodic distributions for allowed claims, remains in a disputed claims reserve and is held by a Disbursing Agent appointed under the Reorganization Plan. The Common Stock held in the disputed claims reserve may not be voted until it has been distributed by the Disbursing Agent. The initial and second distributions were based on the then-current amount of allowed unsecured

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)

claims and estimated disputed unsecured claims, which were approximately $938 million at the time of the initial distribution and $724 million at the second distribution. Additional distributions are being made to holders of allowed unsecured claims as either their claims are allowed, or as disputed claims are disallowed. At the present time, the Company estimates that the final allowed amount of unsecured claims will be in the $700 million to $725 million range.

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

Periodically, the accruals related to the restructuring expenses are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Those adjustments, in the aggregate, had no effect on operating income.

The activity related to these restructuring actions through June 30, 1996, is summarized in the following table (in millions):

                                              Liabilities
                                             Discharged at
                                             September 30,               Charges                  Charges
                                Charges to     1993 and     Charges      Utilized                 Utilized
                      Balance   Operations    Effects of    Utilized     and Other    Balance     and Other   Balance
                      June 30,   in 1993     Fresh-start     in 1993    Adjustments   June 30,   Adjustments  June 30,
                        1992     and 1994      Reporting    and 1994      in 1995       1995       in 1996      1996
                      --------------------------------------------------------------------------------------------------------
Facilities            $132.0     $  2.8        $(30.4)      $ (70.7)       $(23.5)     $10.2      $ (8.2)       $2.0
Depreciable assets      78.3       67.8          (9.5)       (121.7)        (11.2)       3.7        (3.1)        0.6
Workforce-related       80.2       35.3           9.6         (99.7)        (21.8)       3.6        (2.5)        1.1
Other                  111.3       19.7          (9.4)       (108.2)         (7.0)       6.4        (4.5)        1.9
                      ------     ------        ------       -------        ------      -----      ------        ----

Total                 $401.8      125.6        $(39.7)      $(400.3)       $(63.5)     $23.9      $(18.3)       $5.6
                      ======                   ======       =======        ======      =====      ======        ====

Realized gains on
  related asset
  sales                           (25.2)

Net provision                    $100.4
                                 ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (Continued)


The June 30, 1996 and 1995 balances of the restructuring reserves are classified as follows (in millions):


                                                    June 30,    June 30,
                                                      1996        1995
                                                    --------    --------

  Depreciable assets                                  $0.6        $ 3.7
  Accounts payable, accrued expenses
    and other                                          3.6         14.8
  Liabilities of businesses held for sale              0.2          1.0
  Non-current liabilities                              1.2          4.4
                                                      ----        -----
                                                      $5.6        $23.9
                                                      ====        =====


Cash outlays to complete the balance of the Company's restructuring initiatives are estimated to approximate $4 million in fiscal 1997 and $1 million in fiscal 1998. The cash outlays related to the facilities reserve are not expected to extend beyond June 30, 1997, although they may be required earlier in the event of any lease termination settlements. Workforce-related actions were completed by September 30, 1994, although under certain circumstances the actual payment of termination costs extended beyond that date.

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

NOTE K--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, forward exchange contracts, long- and short-term debt, warrants and preferred stock. The carrying amounts reported in the balance sheets for cash and cash equivalents, forward exchange contracts and long and short-term debt approximate their fair value. The fair value of the Company's publicly traded warrants is determined by the closing price on a nationally recognized exchange. The fair value of the warrants was approximately $53.6 million and $49.7 million at June 30, 1996 and 1995, respectively.

The fair values of the Company's exchangeable Preferred Stock are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar borrowing arrangements. The carrying value of the Company's Series A Preferred Stock approximates fair value at June 30, 1996 and 1995. The fair value of the Exchangeable Preferred Stock was estimated at $69.1 million at June 30, 1995.

NOTE L--SUBSEQUENT EVENTS

On August 29, 1996, the Company acquired I-NET, Inc. ("I-NET") for approximately $165 million in cash and notes, plus assumed liabilities. Prior to the transaction, the Company had an investment in I-NET of approximately $12 million. I-NET, a privately-held vendor-independent business, is a provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, LAN/WAN communications, document management services and IT outsourcing. I-NET generated revenues of approximately $327 million for the year ended December 31, 1995. The Company is integrating I-NET with its existing businesses. Integration-related costs associated with the acquisition will be recorded in the first quarter of fiscal 1997 as part of a restructure charge to operations totaling approximately $29 million.

On August 29, 1996, the Company also entered into a three-year Amended and Restated Credit Facility (the "Facility") with a group of financial institutions which provides for borrowings of up to $225.0 million. The Facility will be used to replace the Company's existing credit facility, to finance a portion of the purchase price of I-NET, to refinance existing I-NET borrowings and for general corporate purposes.

Wang Laboratories, Inc. and Subsidiaries

Quarterly Results of Operations (Unaudited)

(Dollars in millions except per share data)

                                               September       December         March            June
Three months ended                                30,             31,             31,             30,
- -----------------------------------------------------------------------------------------------------
Year ended June 30, 1996
Revenues                                       $264.2          $292.5          $265.0           $268.1
Costs                                           178.8           194.8           178.2            180.6
Expenses                                         68.5            76.3            69.5             70.1
Amortization of intangibles - acquisition
  and fresh-start                                10.4            11.0            10.7             11.2
Acquisition-related charges                      27.2              --              --               --
                                               ------          ------          ------           ------

Operating income (loss)                         (20.7)           10.4             6.6              6.2
Interest and other (income) expense - net        (2.0)           (1.7)           (1.8)            (2.4)
Provision for income taxes                        2.0             5.2             3.4              0.4
                                               ------          ------          ------           ------

Net income (loss)                               (20.7)            6.9             5.0              8.2

Dividends and accretion - preferred stock        (3.4)           (3.4)          (12.2)            (3.6)
                                               ------          ------          ------           ------

Net income (loss) applicable to
  common stockholders                          $(24.1)         $  3.5          $ (7.2)          $  4.6
                                               ======          ======          ======           ======

Net income (loss) per share                    $(0.68)         $ 0.09          $(0.20)          $ 0.13
                                               ======          ======          ======           ======


                                               September       December         March            June
Three months ended                                30,             31,             31,             30,
- -----------------------------------------------------------------------------------------------------
Year ended June 30, 1995
Revenues                                       $192.4          $216.5          $253.3           $285.0
Costs                                           126.2           146.6           185.1            198.3
Expenses                                         58.0            56.4            73.3             73.8
Amortization of intangibles - acquisition
  and fresh-start                                 6.6             6.6             8.9              9.9
Acquisition-related charges                        --              --            64.2               --
                                               ------          ------          ------           ------

Operating income (loss)                           1.6             6.9           (78.2)             3.0
Interest and other (income) expense - net        (3.1)           (1.9)           (1.3)            (2.7)
Provision (benefit) for income taxes              2.7             4.5            (3.6)              --
                                               ------          ------          -------          ------

Net income (loss)                                 2.0             4.3           (73.3)             5.7

Dividends and accretion - preferred stock        (2.0)           (2.1)           (2.1)            (2.5)
                                               ------          ------          ------           ------

Net income (loss) applicable to
  common stockholders                          $   --          $  2.2          $(75.4)          $  3.2
                                               ======          ======          ======           ======

Net income (loss) per share                    $   --          $ 0.06          $(2.17)          $ 0.09
                                               ======          ======          ======           ======


                                                                       EXHIBIT D


Wang Laboratories, Inc. and Subsidiaries


SCHEDULE II - Valuation and Qualifying Accounts (in millions)


                                                          Additions
                                                  -----------------------------
                                   Balance at     Charged to      Charged to                    Balance
                                   Beginning      Costs and     Other Accounts-  Deductions-    at End
        DESCRIPTION                of Period      Expenses         Describe       Describe     of Period
- --------------------------------------------------------------------------------------------------------

Year ended June 30, 1996:
Allowances for doubtful
accounts and sale credits             $10.8         $0.6            $ --           $ 0.6(2)      $10.8

Year ended June 30, 1995:
Allowances for doubtful
accounts and sale credits             $ 4.4         $6.4            $ --           $  --(2)      $10.8

Nine months ended
 June 30, 1994:
Allowances for doubtful
accounts and sale credits             $  --         $4.1            $0.4           $ 0.1(2)      $ 4.4

Three months ended
 September 30, 1993:
Allowances for doubtful
accounts and sale credits             $30.3         $0.1            $ --           $30.4(1)(2)   $  --



(1) Includes $27.4 million adjustment as a result of the implementation of fresh-start reporting.

(2)  Accounts charges off, net of recoveries.

Exhibit No.                               Description
- -----------       -----------------------------------------------------------

2.1(1) The Amended and Restated Reorganization Plan of Wang Laboratories, Inc. and Official Committee of Unsecured Creditors dated September 30, 1993

3.1(2)            Certificate of Incorporation

3.2(8)            Certificate of Incorporation, as Amended

3.3(11) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(13)           ByLaws of the Registrant

10.1(3)           1993 Directors' Stock Option Plan

10.2(4) Form of Contingent Severance Compensation Agreements with Donald P. Casey, J.J. Van Vuuren, Albert A. Notini, William P. Ferry, David I. Goulden, Bruce A. Ryan and James J. Hogan, each an executive officer of the Company

10.3(5)           Contingent Severance Compensation Agreement with Joseph M.
                  Tucci

10.4(6)           Employment Agreement with William P. Ferry

10.5(6)           Employment Agreement with James J. Hogan

10.6(3)           Consulting Agreement of Raymond C. Kurzweil

10.7(5)           Employee Retention Agreement with William P. Ferry

10.8(5)           Employee Retention Agreement with James J. Hogan

10.9(5)           Employment Agreement with Bruce A. Ryan

10.10(7)          Stock Incentive Plan, as Amended

10.11(8)          Contingent Severance Compensation, as Amended with Franklyn A.
                  Caine (Employment Agreement)

10.12(8)          Employees' Stock Incentive Plan

10.13(8)          1995 Director Stock Option Plan

Exhibit No.                               Description
- -----------       ------------------------------------------------------------

10.14(9) The Asset and Stock Purchase Agreement among Wang Laboratories, Inc., Bull HN Information Systems, Inc., Bull S.A. and, for certain purposes, Compagnie de Machines Bull dated as of December 30, 1994 and a Credit Agreement among Wang Laboratories, Inc., HFS, Inc. and certain lenders and agents named therein and Banker's Trust Company dated January 30, 1995

10.15(10)         Employment Agreement with Ronald A. Cuneo

10.16(11)         Employment Agreement with Donald P. Casey, as Amended

10.17(11)         Employment Agreement with Stephen G. Jerritts

10.18(12)         Form of Contingent Severance Compensation Agreements with
                  Stephen G. Jerritts and Ronald E. Cuneo

10.19(12)         Form of Amendment to Contingent Severance Compensation
                  Agreements with Joseph M. Tucci, Donald P. Casey, Albert A.
                  Notini, William P. Ferry, David I. Goulden, James J. Hogan,
                  Stephen G. Jerritts and Franklyn A. Caine, each an executive officer of the Company

10.20(13)         Non-Negotiable Secured Promissory Note, as Amended from Joseph
                  M. Tucci to the Registrant

10.21(13)         Pledge Agreement, as Amended, from Joseph M. Tucci to the
                  Registrant

10.22(13)         1994 Employee's Stock Incentive Plan, as Amended

10.23(13)         Employment Agreement with Robert K. Weiler

10.24(13)         Contingent Severance Compensation Agreement with Robert K.
                  Weiler

10.25(13)         Form of Amendment to Employment Letter Agreement for David I.
                  Goulden, William P. Ferry, Albert A. Notini and Franklyn A.
                  Caine

10.26(14)         Form of Non-Qualified Long Term Incentive Option to Purchase
                  Shares of Common Stock for Messrs. Tucci, Caine, Casey, Cuneo,
                  Ferry, Goulden, Hogan, Jerritts, Notini, and Van Vuuren

10.27(14)         Registration Rights Agreement 6 1/2% Cumulative Convertible
                  Preferred Stock

10.28(14)         Employment Agreement of Jean M. Edwards

10.29(14)         Contingent Severance Compensation Agreement with Jean M.
                  Edwards

Exhibit No.                               Description
- -----------       -------------------------------------------------------------

10.30(15)         Stock Purchase Agreement with respect to the Registrant's
                  acquisition of Dataserv Computer Maintenance, Inc. from
                  Dataserv, Inc., an indirect wholly-owned subsidiary of BellSouth Corporation

10.31(16)         Stock Purchase Agreement with respect to the Registrant's
                  acquisition of I-NET, Inc.

10.32(16)         Amended and Restated Credit Agreement among the Company, Wang
                  Federal, Inc., Wang Canada Limited, I-NET, Inc., Dataserv
                  Computer Maintenance, Inc., certain Lenders, Co-Agents and a
                  Collateral Agent named therein, and Bankers Trust Company as
                  Agent and Issuing Bank dated as of August 29, 1996

10.33 Non-Qualified Option Agreement to Purchase Shares of Common Stock for Robert K. Weiler

10.34             Employment Agreement of Joseph M. Tucci, as Amended

10.35             Employment Agreement of Lucy A. Flynn

11.1              Statements re Computation of per Share Earnings

12.1              Statements re Computation of Ratios

21.1              Subsidiaries of Registrant

23.1              Consent of Ernst & Young LLP

27                Financial Data Schedule

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

(7) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

(8) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

(9) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 31, 1995.

(10) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

(11) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

(12) Filed as an Exhibit to the Registrant's report on Form 10-Q/A for the quarter ended September 30, 1995.

(13) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

(14) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

(15) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 3, 1996.

(16) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 29, 1996.