Form 10-Q
period 1996-09-30
WANG LABORATORIES INC
filed 1996-11-14
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (September 30, 1996):

Common stock, par value $0.01 per share              36,401,437 shares

                   WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX





Part I. FINANCIAL INFORMATION                                           PAGE NO.

        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -                    3
                 September 30, 1996 and June 30, 1996

                 Condensed Consolidated Statements of Operations -          4
                 Three months ended September 30, 1996 and
                 Three months ended September 30, 1995

                 Condensed Consolidated Statements of Cash Flows -          5
                 Three months ended September 30, 1996 and
                 Three months ended September 30, 1995

                 Notes to Condensed Consolidated Financial Statements -     6
                 September 30, 1996

        Item 2.  Management's Discussion and Analysis of Financial         12
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          19


SIGNATURE                                                                  23

                        PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)


                                                                       September 30,        June 30,
                                                                            1996              1996
                                                                       -------------        --------
                                                                            (Dollars in millions)

  ASSETS

  CURRENT ASSETS
     Cash and equivalents                                                $   71.5             $175.3
     Accounts receivable, net                                               295.1              194.1
     Inventories                                                             26.2               19.9
     Other current assets                                                    50.7               48.7
                                                                         --------             ------
         Total current assets                                               443.5              438.0

  Depreciable assets, net                                                   142.3              137.3
  Intangible assets, net                                                    402.4              211.2
  Other                                                                      65.4               77.6
                                                                         --------             ------

         Total assets                                                    $1,053.6             $864.1
                                                                         ========             ======

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Amounts due under revolving credit facility                         $   68.0             $   --
     Borrowings due within one year                                          77.0               21.9
     Accounts payable, accrued expenses and other                           342.1              257.6
     Deferred service revenue                                                76.6               75.7
                                                                         --------             ------
         Total current liabilities                                          563.7              355.2

  Long-term liabilities                                                      84.3               77.4

  Series A preferred stock                                                   84.9               84.8

  STOCKHOLDERS' EQUITY
     Series B preferred stock, $0.01 par value,
         143,750 shares authorized and
         outstanding, liquidation preference of $143.8
         million                                                            138.3              138.3
     Common stock, $0.01 par value, 100,000,000
         shares authorized; outstanding shares:
         36,401,437 at September 30, 1996 and
         36,302,737 at June 30, 1996
                                                                              0.4                0.4
     Capital in excess of par value                                         269.0              268.6
     Cumulative translation adjustment                                       (0.8)              (0.8)
     Accumulated deficit                                                    (86.2)             (59.8)
                                                                         --------             ------
         Total stockholders' equity                                         320.7              346.7
                                                                         --------             ------
     Total liabilities and stockholders' equity                          $1,053.6             $864.1
                                                                         ========             ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                                    Three Months Ended     Three Months Ended
                                                                    September 30, 1996     September 30, 1995
                                                                    ------------------     ------------------

                                                                  (Dollars in millions, except per share data)

   REVENUES
       Product sales                                                     $ 82.9                  $ 82.9
       Service and other                                                  207.8                   181.3
                                                                         ------                  ------
                                                                          290.7                   264.2
   COSTS AND EXPENSES
       Cost of product sales                                               54.7                    54.7
       Cost of service and other                                          149.4                   124.1
       Research and development                                             7.9                     9.0
       Selling, general and administrative                                 64.1                    59.5
       Amortization of intangibles -
           acquisition and fresh-start                                     11.1                    10.4
       Integration-related costs and other charges
                                                                           29.1                    27.2
                                                                         ------                  ------
           Total costs and expenses                                       316.3                   284.9

   OPERATING LOSS                                                         (25.6)                  (20.7)

   OTHER (INCOME) EXPENSE
       Interest expense                                                     1.2                     1.0
       Other income - net                                                  (1.2)                   (3.0)
                                                                         ------                  ------
           Total other income                                                --                    (2.0)

   LOSS BEFORE INCOME TAXES                                               (25.6)                  (18.7)

   Provision for income taxes                                               0.8                     2.0
                                                                         ------                  ------

   NET LOSS                                                               (26.4)                  (20.7)

   Dividends and accretion on preferred stock                              (3.5)                   (3.4)
                                                                         ------                  ------

   NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                            $(29.9)                 $(24.1)
                                                                         ======                  ======

   Weighted average shares outstanding
       (in millions)                                                       36.6                    35.5
                                                                         ======                  ======

   NET LOSS PER SHARE                                                    $(0.82)                 $(0.68)
                                                                         ======                  ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                            Three Months Ended         Three Months Ended
                                                            September 30, 1996         September 30, 1995
                                                            ------------------         ------------------

                                                                        (Dollars in millions)

OPERATING ACTIVITIES
  Net loss                                                       $ (26.4)                     $(20.7)
  Depreciation                                                      14.9                        14.6
  Amortization                                                      12.6                        11.7
  Non-cash provision for income taxes                                0.7                         1.8
  Provision for integration-related costs and other
       charges                                                      29.1                        27.2
  Payments of integration-related costs, restructuring
       and other charges                                            (9.6)                      (14.8)

CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
   Accounts receivable                                             (20.0)                      (16.0)
   Inventories                                                      (3.0)                       (0.9)
   Other current assets                                             (0.9)                        0.3
   Accounts payable and other current liabilities                   (9.2)                      (11.6)
   Other                                                            (1.7)                         --
                                                                 -------                      ------
   Net changes in other accounts affecting operations
                                                                   (34.8)                      (28.2)
                                                                 -------                      ------
   Net cash used in operations                                     (13.5)                       (8.4)
                                                                 -------                      ------

INVESTING ACTIVITIES
   Investment in depreciable assets                                (10.3)                       (9.9)
   Investment in capitalized software                               (0.3)                       (0.5)
   Proceeds from asset sales                                         5.6                          --
   Business acquisitions, net of cash acquired                    (148.6)                       (7.6)
   Other                                                            (2.4)                       (1.6)
                                                                 -------                      ------
   Net cash used in investing activities                          (156.0)                      (19.6)
                                                                 -------                      ------

FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings
                                                                    68.2                        (0.8)
   Proceeds from sale of common stock                                0.1                         0.6
   Dividends paid on preferred stock                                (3.3)                         --
                                                                 -------                      ------
   Net cash provided by (used in) financing
       activities                                                   65.0                        (0.2)
                                                                 -------                      ------

   Effect of changes in foreign exchange rates on cash
                                                                     0.7                        (0.1)
                                                                 -------                      ------

DECREASE IN CASH AND EQUIVALENTS                                  (103.8)                      (28.3)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        175.3                       182.4
                                                                 -------                      ------

CASH AND EQUIVALENTS AT END OF PERIOD                            $  71.5                      $154.1
                                                                 =======                      ======


         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

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

As a result of the acquisition of I-NET, Inc. ("I-NET") on August 29, 1996, the Company's Statement of Operations and Statement of Cash Flows for the current period include the results of the acquired business for the one month ended September 30, 1996. Prior period financial statements have been restated to include the financial results of Avail Systems Corporation, which was acquired in December 1995 in a transaction accounted for using the pooling of interests method.

Certain amounts in previously issued financial statements were reclassified to conform to current presentations.

NOTE B - BUSINESS ACQUISITION AND INTEGRATION-RELATED COSTS AND OTHER CHARGES
-----------------------------------------------------------------------------

I-NET ACQUISITION

On August 29, 1996, the Company completed the acquisition pursuant to the Stock Purchase Agreement between the Company and the other stockholders of I-NET dated as of July 24, 1996, as amended on August 29, 1996, of all of the outstanding shares of I-NET. I-NET, previously privately held, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. In consideration for the shares of I-NET the Company paid the stockholders of I-NET $100.2 million in cash and issued a $64.5 million one-year, interest-free note. The Company has discounted the note payable at 8.0%, to $59.7 million, for accounting purposes and will increase the principal balance through charges to interest expense to the maturity date. The final settlement of the note issued to the selling stockholders is subject to a reduction should the Company incur indemnified costs as

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE B (Continued)
------

defined by the Stock Purchase Agreement. The Company has the option to pay, at maturity, up to fifty percent of the principal amount of the note in Common Stock of the Company based upon an agreed-upon formula.

The Company paid $44.2 million of existing I-NET debt and incurred $6.6 million in transaction fees. The Company also assumed certain other liabilities. The Company converted existing I-NET options to Wang options and canceled vested I-NET stock options valued at $4.9 million which were recorded as part of the purchase price. The Company had previously purchased a minority interest in I-NET for $12.4 million.

In connection with the acquisition, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company ("BT") and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. The Revolving Credit Facility reduces to $200.0 million on March 31, 1998, $175.0 million on September 30, 1998 and $150.0 million on March 31, 1999. Interest on any borrowings is based on the BT's prime rate plus 0.25% to 1.25% or the LIBOR rate plus 1.25% to 2.25%. The Revolving Credit Facility contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth, and indebtedness. Besides providing financing for the acquisition, the Revolving Credit Facility will be used for general corporate purposes. As of September 30, 1996, the Company had $68.0 million of outstanding borrowings under the Revolving Credit Facility. Additionally, as of September 30, 1996, letters of credit aggregating $11.7 million were outstanding under the Revolving Credit Facility. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of the purchase price over the net liabilities assumed of $205.3 million has been recorded based on these preliminary purchase price allocations. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed, is subject to appraisals, evaluations and other studies of the fair values of I-NET's assets and liabilities. The excess of purchase price over the net liabilities assumed will be amortized using the straight line method over a period of twenty-five years.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE B (Continued)
------


A summary of the acquisition follows (in millions):

     Cash                                                                    $100.2
     Note to selling stockholders                                              59.7
     Original investment in I-NET                                              12.4
     Transaction costs                                                          6.6
     Stock options                                                              4.9
                                                                             ------

     Consideration, excluding assumed liabilities                             183.8

     Estimated fair value of net liabilities assumed                           21.5
                                                                             ------

      Excess of purchase price over net liabilities assumed                  $205.3
                                                                             ======

The following pro forma results of operations have been prepared as though the I-NET acquisition had occurred as of the beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the dates indicated, nor of future results of operations of the Company (in millions, except per share data).

                                           Three Months Ended      Three Months Ended
                                           September 30, 1996      September 30, 1995
                                           ------------------      ------------------

Revenues                                          $343.5                 $348.1
Net loss                                          $ 33.7                 $ 24.0
Net loss applicable to
  common stockholders                             $ 37.2                 $ 27.4
Net loss per share
  applicable to common stockholders               $ 1.02                 $ 0.77

BULL ACQUISITION

The Company and Bull have negotiated a settlement of the objection proceedings which the Company had initiated to challenge the net asset value of the assets it had acquired from Bull on January 31, 1995. As a result, the Company has recorded, in the accompanying financial statements, a reduction to Borrowings due within one year of $5.4 million, with a corresponding reduction to Goodwill.

INTEGRATION-RELATED COSTS AND OTHER CHARGES


The Company recorded a charge to operations of $29.1 million in the quarter ended September 30, 1996, of which $12.3 million reflects the costs associated with combining the operations of the Company and I-NET. An additional $5.7 million has been recorded as a purchase accounting adjustment related to the cost of integrating I-NET with the Company. Integration-related costs and other cost reduction initiatives consist of the following (in millions):

     Workforce-related                                   $13.4
     Depreciable assets and other                          8.2
     Facilities                                            7.5
                                                         -----
         Total                                           $29.1
                                                         =====

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE B (Continued)
------

The formal plan was recorded as of September 30, 1996 based upon the best information available at the time. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. As a result of the acquisition and other cost reduction initiatives, certain sales, technical support and administrative functions are being combined and reduced. The Company plans to release approximately 500 employees as part of these initiatives. The facilities-related reserves were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets, including information systems, leasehold improvements and other productive assets no longer required.

Cash outlays to complete the initiatives recorded as a charge to operations are estimated to approximate $16 million for the remainder of fiscal 1997 and $7 million thereafter. Cash outlays to complete the initiatives recorded as part of purchase accounting are estimated to approximate $6 million for the remainder of fiscal 1997. Substantially all workforce-related actions are expected to be complete in calendar 1997.

NOTE C - OTHER BALANCE SHEET INFORMATION
----------------------------------------


Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                    September 30,       June 30,
                                                        1996              1996
                                                    -------------       --------

   Accounts receivable                                $306.6             $204.9
       Less allowances                                  11.5               10.8
                                                      ------             ------
                                                      $295.1             $194.1
                                                      ======             ======
   Inventories
       Finished products                              $ 10.7             $  9.5
       Raw materials and work-in-process                10.2                8.8
       Service parts and supplies                        5.3                1.6
                                                      ------             ------
                                                      $ 26.2             $ 19.9
                                                      ======             ======
   Depreciable assets
       Land                                           $  5.4             $  5.4
       Buildings and improvements                       20.6               19.7
       Machinery and equipment                          81.7               62.9
       Spare parts                                     137.2              140.9
                                                      ------             ------
                                                       244.9              228.9
       Less accumulated depreciation                   102.6               91.6
                                                      ------             ------
                                                      $142.3             $137.3
                                                      ======             ======


                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               SEPTEMBER 30, 1996


NOTE C (Continued)
------

                                                              September 30,            June 30,
                                                                  1996                   1996
                                                              -------------            --------

   Intangible assets
       Trademarks and patents                                    $ 25.7                 $ 24.8
       Computer software                                           37.3                   37.1
       Installed base - service                                   128.5                  128.5
       License agreements                                          29.9                   29.9
       Assembled workforce                                         16.2                   16.2
       Goodwill                                                   252.1                   50.7
       Reorganization value in excess of amounts
           allocated to identifiable assets                        30.6                   30.6
                                                                 ------                 ------
                                                                  520.3                  317.8
       Less accumulated amortization                              117.9                  106.6
                                                                 ------                 ------
                                                                 $402.4                 $211.2
                                                                 ======                 ======

   Accounts payable, accrued expenses and other
       Accounts payable                                          $ 85.9                 $ 54.3
       Accrued expenses                                           135.6                   98.7
       Compensation and benefits                                   56.2                   49.1
       Restructuring, reorganization and
           integration-related                                     45.8                   33.9
       Other                                                       18.6                   21.6
                                                                 ------                 ------
                                                                 $342.1                 $257.6
                                                                 ======                 ======
   Long-term liabilities
       Postretirement                                            $ 17.1                 $ 17.3
       Pension                                                      8.2                    8.0
       Facilities                                                  15.0                   15.0
       Restructuring, reorganization and
           integration-related                                     12.0                    5.2
       Insurance                                                    5.8                    7.4
       Other                                                       26.2                   24.5
                                                                 ------                 ------
                                                                 $ 84.3                 $ 77.4
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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                               SEPTEMBER 30, 1996


NOTE D (Continued)
------

Prior to its filing for Chapter 11 protection in August of 1992, from which it successfully emerged in September of 1993, the Company was a defendant in a number of other lawsuits arising from the conduct of its business.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The Company reported revenues of $290.7 million for the three months ended September 30, 1996, a 10.0% increase compared to revenues of $264.2 million in the same period of the prior year. Substantially all of the increase in revenues is attributable to the I-NET, Inc. ("I-NET") and Dataserv acquisitions. After integration-related charges of $29.1 million and $11.1 million of amortization of fresh-start and acquired intangible assets, the Company reported an operating loss of $25.6 million. This compares to an operating loss of $20.7 million for the quarter ended September 30, 1995, which included integration-related charges of $27.2 million relating to the acquisition of Sigma and $10.4 million of amortization of intangible assets.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $30.3 million for the three months ended September 30, 1996, compared to $33.1 million in the same period of the prior year. As previously disclosed, EBITDA for the current period includes a loss of $8.5 million related to the Software Business, before consideration of related general and administrative expenses. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is determined by excluding from the net income (loss): integration-related charges; income taxes; interest expense; interest income; depreciation and amortization.

On August 29, 1996, the Company completed the acquisition of I-NET, for approximately $165 million in cash and notes, plus assumed liabilities. Prior to the transaction, the Company had an investment in I-NET of approximately $12 million. I-NET, previously privately-held, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, LAN/WAN communications, and IT outsourcing. The Company is integrating I-NET with its existing businesses. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Company in the accompanying financial statements include I-NET's results of operations from the date of acquisition.

The Company continues to focus on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The addition of the Bull and Dataserv service businesses added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company has directed additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition, the recent acquisition of I-NET positions the Company in one of the fastest growing segments of the information technology services market.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue during the current fiscal year at the rate of 20 to 25 percent per annum. As the Company's proprietary revenues decline, the loss of individual customers may have a significant effect on the rate of decline from one period to the next. The changes in business mix are expected to result in increased volatility of quarterly revenues.

Product revenues for the three months ended September 30, 1996 increased by 24.4%, to $52.8 million in the United States, while product revenues outside the United States decreased by 25.6%, to $30.1 million, compared to the same period of the prior year. Proprietary product sales were $16.2 million, compared to $18.3 million in the prior year first quarter, a decline of 11.0%. Network product and other product sales were $56.5 million and $56.0 million for the three months ended September 30, 1996 and 1995, respectively. Open software product sales increased by 18.1%, to $10.2 million, compared to $8.6 million during the three months ended September 30, 1995.

Service and other revenues for the three months ended September 30, 1996 in the United States increased by 34.0%, or $34.3 million, to $135.2 million, while service and other revenues outside the United States decreased by 9.7%, or $7.8 million, to $72.6 million, compared to the same period of the prior year. Proprietary services revenue decreased by 26.1%, or $24.0 million, to $68.1 million, compared to the same period of the prior year. This decrease is attributable to declines in both VS and GCOS maintenance revenues. Network services revenues increased by 55.7%, or $49.3 million, to $137.8 million, compared to the same period of the prior year. This increase was primarily due to the acquisitions of I-NET, Dataserv and BISS. Open software services more than doubled to $1.9 million for the quarter, compared to $0.7 million in the prior year period.

Product gross margin remained at 34.0% compared to the same period of the prior year, calculated on revenues of $82.9 million and cost of product sales of $54.7 for each of the three month periods ended September 30, 1996 and 1995.

Gross margin for service and other revenues for the three months ended September 30, 1996 decreased to 28.1% from 31.5% in the comparable period of the prior year. Margins were negatively affected by the increase in maintenance on lower-margin multi-vendor service products as well as lower margins on I-NET services.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations (Continued)
---------------------

The service gross margin continues to be adversely affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the service gross margin as a result of increased lower-margin MVS maintenance revenues, coupled with the inclusion of I-NET's lower gross margin structure going forward. It is expected that these margin reductions will be partially offset by the implementation of integration initiatives in subsequent periods.

Research and development costs decreased by $1.1 million, or 12.2%, from the same period of the prior year, and represented 2.7% and 3.4% of revenues for the three months ended September 30, 1996 and 1995, respectively. The decrease is due to a combination of reductions in support of the Company's proprietary VS and secured systems products and a more tightly-focused research and development scope, partially offset by increased development costs for core software products. The Company's development efforts are largely focused on developing software for open systems platforms, supplemented with a modest level of spending directed to continuing support of its proprietary VS products.

Selling, general and administrative expenses increased by $4.6 million, or 7.7%, compared to the prior year period, but decreased as a percentage of total revenues to 22.1% for the three months ended September 30, 1996, compared to 22.5% for the same period of the prior year. The increase in selling, general and administrative expense is primarily due to the I-NET acquisition. Partially offsetting these increases were acquisition-related initiatives which will continue to contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses.

Amortization of fresh-start and acquired intangible assets totaled $11.1 million and $10.4 million for the three months ended September 30, 1996 and 1995, respectively. Amortization of $5.8 million was recorded for the three months ended September 30, 1996 for intangible assets established in connection with acquisitions. Amortization of $5.3 million and $6.5 million for the three months ended September 30, 1996 and 1995, respectively, relates to the implementation of fresh-start reporting.

Interest expense increased to $1.2 million, principally as the result of amounts outstanding under the Revolving Credit Facility and interest on the note issued to the selling stockholders of I-NET. Interest income was $1.8 million and $2.8 million for the three months ended September 30, 1996 and 1995, respectively. The reduction in interest income is primarily due to the decrease in cash available for investing as a result of the cash paid to acquire I-NET.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

The provision for income taxes of $0.8 million and $2.0 million included $0.7 million and $1.8 million of non-cash expense for the three months ended September 30, 1996 and 1995, respectively, relating to the utilization of the Company's net operating loss carryforwards.

At September 30, 1996, the Company employed approximately 10,700 people in continuing operations, compared to 6,800 at September 30, 1995. Acquisitions resulted in approximately 3,900 additional employees.

Liquidity and Sources of Capital
--------------------------------

Cash and equivalents decreased by $103.8 million, to $71.5 million, primarily due to cash payments related to the acquisition of I-NET. This compares to a $28.3 million decrease in the same period of the prior year.

Cash used in operations totaled $13.5 million for the three months ended September 30, 1996, compared to $8.4 million of cash used in operations for the same prior year period. Higher levels of receivables and inventories utilized $23.0 million of cash in the current quarter, compared to cash utilized of $16.9 million in the same quarter of the prior year. This increase is primarily the result of the acquisition of I-NET. Lower accounts payable and other current liabilities resulted in reductions in cash of $9.2 million and $11.6 million for the three months ended September 30, 1996 and 1995, respectively. The liability reductions primarily relate to the acquisition of I-NET, combined with a shift from a more product-related business to a more service-related business.

Net cash used in investing activities totaled $156.0 million for the quarter ended September 30, 1996 compared to $19.6 million for the same period of the prior year. The $148.6 million of cash paid for business acquisitions during the three months ended September 30, 1996 principally relates to the I-NET acquisition. Cash payments of $7.6 million for the prior year comparable period relate to the Sigma acquisition. Investment in depreciable assets was $10.3 million for the three months ended September 30, 1996, compared to $9.9 million for the same period of the prior year. Acquisitions accounted for $4.2 million of investments in depreciable assets during the current period. Cash proceeds of $5.6 million were received as payment for the June 1996 sale of two-thirds of the Company's remaining 30% equity investment in its New Zealand subsidiary.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
--------------------------------

Net cash provided by financing activities totaled $65.0 million for the period, compared to net cash used by financing activities of $0.2 million in the same period of the prior year. Net short-term borrowings provided $68.2 million of cash for the three months ended September 30, 1996, compared to net payment of short-term borrowings of $0.8 million in the same prior year period. Cash dividends of $3.3 million were paid on the Company's preferred stock in the three months ended September 30, 1996; no dividends were paid during the three months ended September 30, 1995.

In connection with the acquisition of I-NET, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. At September 30, 1996, in addition to the cash balance on hand, the Company had available to it the unused portions of the Revolving Credit Facility, providing for additional borrowings and/or the issuance of additional letters of credit of up to $145.3 million. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $43 million for both new and previously recorded integration-related initiatives.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the Revolving Credit Facility, will be sufficient to meet the Company's cash requirements for operations for the next twelve months, and to complete the planned integration-related activities. As part of furthering its business strategy, the Company continually explores the acquisition of or the opportunity for strategic relationships with other businesses. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

Forward-Looking Statements
--------------------------

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Such forward-looking statements relate to the Company's business, acquisitions, products, services, software, expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various Company documents to be issued in the future and in various oral statements by Company representatives to security analysts, investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward-looking statements. Such factors include, without limitation, the following:

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Forward-Looking Statements (Continued)
--------------------------

     * The Company's ability to implement its strategy of building upon internal growth in the office productivity segment of the information processing industry with acquisitions and strategic alliances designed to complement Wang's core competencies. There can be no assurance that the Company will be able to implement acquisitions or strategic relationships, or, if entered into, that such acquisitions or strategic relationships will in fact further the implementation of the Company's business strategy. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or, with respect to one or more significant acquisitions, that the Company and its management will be able to effectively assimilate and manage the resulting business.

     * Currently, a significant portion of the Company's revenues are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems. The Company expects the decline in revenues from traditional sources to continue during fiscal 1997 at the rate of 20 to 25 percent per annum. As the Company's proprietary revenues decline, individual customer losses may have a significant effect on the rate of decline. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses and continued expansion of its software business) more than offsetting the decline in revenues from traditional sources. To the extent that there are delays and difficulties in the implementation of the Company's strategy, or if the decline in revenues from traditional sources is more rapid than anticipated, the Company's results of operations could be adversely affected.

     * There can be no assurance that the Company will have the technical resources to be able to introduce competitive software products on a timely basis, invest in research and development activity on the same basis as its competitors, or otherwise be able to develop new software and enhancements to current software on a timely basis. In addition, the third-party maintenance and support market is extremely competitive with low barriers to entry, and many other organizations, including hardware-independent service organizations, compete for the provision of maintenance and service to users. In addition, firms not now in direct competition with the Company, including large software development and sales companies, may in the future introduce competing products or services.

     * International revenues in recent years have accounted for approximately 50 percent of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales, including changes in regulatory compliance requirements, costs associated with labor laws and local workers' councils, special standards requirements, exposure to currency fluctuations, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Forward-Looking Statements (Continued)
--------------------------


     * Revenues from branches and agencies of the United States government in recent years have approximated 18 percent of total revenues. In addition, significant additional revenues have been derived from agencies of various foreign governments. A significant portion of the Company's U.S. government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products under an awarded contract, could have an impact on the financial performance of the Company for the period in question. Other risks in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs and the ability of the government agency to unilaterally terminate the contract. Revenues from the U.S. government and government agencies are received under a number of different contracts and from a number of different government agencies and departments. Most sources of government revenues are independent of each other, although occasionally orders from one contract or from one government agency may be linked with orders under another contract or from another agency (so that if one order or contract were canceled, it is likely that the other would also be canceled).

     * Changes in the marketplace may significantly affect management's estimates and the Company's financial performance. Many of the Company's commercial contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ from such estimates.

                           PART II - OTHER INFORMATION




ITEM 6.        Exhibits and Reports on Form 8-K

         (a)   The following exhibits are included herein:

Exhibit No.                              Description
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

10.5(6)             Employment Agreement with James J. Hogan

10.6(3)             Consulting Agreement of Raymond C. Kurzweil

10.7(5)             Employee Retention Agreement with William P. Ferry

10.8(5)             Employee Retention Agreement with James J. Hogan

10.9(5)             Employment Agreement with Bruce A. Ryan

10.10(7)            Stock Incentive Plan, as Amended

Exhibit No.                          Description
-----------         -----------------------------------------------------------

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

Exhibit No.                          Description
-----------         -----------------------------------------------------------

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

10.33(17)           Non-Qualified Option Agreement to Purchase Shares of Common
                    Stock for Robert K. Weiler

10.34(17)           Employment Agreement of Joseph M. Tucci, as Amended

10.35(17)           Employment Agreement of Lucy A. Flynn

11.1                Statements re Computation of Per Share Earnings

12.1                Calculation of Ratio of Earnings to Fixed Charges


         (b) During the quarter ended September 30, 1996, the Registrant filed a current report on Form 8-K dated July 24, 1996 containing the Q4 and FY'96 Press Release, and a current report on Form 8-K dated August 29, 1996 containing the Stock Purchase Agreement with respect to the Registrant's acquisition of I-NET, Inc. and the Amended and Restated Credit Agreement among the Company, Wang Federal, Inc., Wang Canada Limited, I-NET, Inc., Dataserv Computer Maintenance, Inc., certain Lenders, Co-Agents and a Collateral Agent named therein, and Bankers Trust Company as Agent and Issuing Bank dated as of August 29, 1996.


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

(15) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 3, 1996.

(16) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 29, 1996.

(17) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:        November 14, 1996



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