Form 10-Q
period 1996-12-31
WANG LABORATORIES INC
filed 1997-02-13
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (December 31, 1996):

Common stock, par value $0.01 per share              36,552,891 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX


Part I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -                    3
                 December 31, 1996 and June 30, 1996

                 Condensed Consolidated Statements of Operations -          4
                 Three and six months ended December 31, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows -          5
                 Six months ended December 31, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements -     6
                 December 31, 1996

        Item 2.  Management's Discussion and Analysis of Financial         13
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders       24

        Item 6.  Exhibits and Reports on Form 8-K                          24


SIGNATURE                                                                  28

                    PART I - FINANCIAL INFORMATION

               WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                                 December 31, June 30,
                                                    1996       1996
                                                 -----------  -------

                                                 (Dollars in millions)
  ASSETS
  ------
CURRENT ASSETS
   Cash and equivalents                           $   73.4   $175.3
   Accounts receivable, net                          309.0    194.1
   Inventories                                        22.3     19.9
   Other current assets                               50.3     48.7
                                                  ---------  ------
       Total current assets                          455.0    438.0

Depreciable assets, net                              138.5    137.3
Intangible assets, net                               397.4    211.2
Other                                                 64.4     77.6
                                                  --------   ------

       Total assets                               $1,055.3   $864.1
                                                  ========   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Amounts due under revolving credit facility    $  104.1   $   --
   Borrowings due within one year                     61.2     21.9
   Accounts payable, accrued expenses and other      319.4    257.6
   Deferred service revenue                           74.8     75.7
                                                  --------   ------
       Total current liabilities                     559.5    355.2

Long-term liabilities                                 86.4     77.4

Series A preferred stock                              85.1     84.8

STOCKHOLDERS' EQUITY
   Series B preferred stock, $0.01 par value,
   143,750 shares authorized and outstanding,
   liquidation preference of $143.8
       million                                       138.3    138.3
   Common stock, $0.01 par value, 100,000,000
       shares authorized; outstanding shares:
       36,552,891 at December 31, 1996 and
       36,302,737 at June 30, 1996                     0.4      0.4
   Capital in excess of par value                    267.5    268.6
   Cumulative translation adjustment                  (0.2)    (0.8)
   Accumulated deficit                               (81.7)   (59.8)
                                                  --------   ------
       Total stockholders' equity                    324.3    346.7
                                                  --------   ------

   Total liabilities and stockholders' equity     $1,055.3   $864.1
                                                  ========   ======


          See notes to the condensed consolidated financial statements.

                                       4

                         WANG LABORATORIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                  Three Months Ended   Six Months Ended
                                                      December 31,        December 31,
                                                   1996      1995       1996     1995
                                                   ----      ----       ----     ----
                                               (Dollars in millions, except per share data)
   REVENUES
       Product sales                              $107.2    $109.7    $190.1    $192.6
       Service and other                           256.5     182.8     464.3     364.1
                                                  ------    ------    ------    ------
                                                   363.7     292.5     654.4     556.7
   COSTS AND EXPENSES
       Cost of product sales                        75.3      72.6     130.0     127.3
       Cost of service and other                   195.0     122.2     344.4     246.3
       Research and development                      7.9       9.3      15.8      18.3
       Selling, general and administrative          66.6      67.0     130.7     126.5
       Amortization of intangibles -
           acquisition and fresh-start              12.1      11.0      23.2      21.4
       Integration-related costs and other
           charges                                    --        --      29.1      27.2
                                                  ------    ------    ------    ------
           Total costs and expenses                356.9     282.1     673.2     567.0
                                                  ------    ------    ------    ------

   OPERATING INCOME (LOSS)                           6.8      10.4     (18.8)    (10.3)
   OTHER (INCOME) EXPENSE
       Interest expense                              3.7       1.2       4.9       2.2
       Other income - net                           (2.0)     (2.9)     (3.2)     (5.9)
                                                  ------    ------    ------    ------
           Total other (income) expense              1.7      (1.7)      1.7      (3.7)
                                                  ------    ------    ------    ------

   INCOME (LOSS) BEFORE INCOME TAXES                 5.1      12.1     (20.5)     (6.6)
   Provision for income taxes                        0.6       5.2       1.4       7.2
                                                  ------    ------    ------    ------

   NET INCOME (LOSS)                                 4.5       6.9     (21.9)    (13.8)
   Dividends and accretion on
       preferred stock                              (3.5)     (3.4)     (7.0)     (6.8)
                                                  ------    ------    ------    ------
   NET INCOME (LOSS) APPLICABLE TO COMMON
       STOCKHOLDERS                               $  1.0    $  3.5    $(28.9)   $(20.6)
                                                  ======    ======    ======    ======
   Weighted average shares outstanding
       (in millions)                                36.7      37.6      36.7      35.8

   NET INCOME (LOSS) PER SHARE                    $ 0.03    $ 0.09    $(0.79)   $(0.58)
                                                  ======    ======    ======    ======



               See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Six Months Ended December 31,
                                                         1996      1995
                                                         ----      ----
                                                      (Dollars in millions)
 OPERATING ACTIVITIES
    Net loss                                          $ (21.9)   $(13.8)
    Depreciation                                         31.3      28.0
    Amortization                                         26.2      24.2
    Non-cash provision for income taxes                   1.1       6.8
    Provision for integration-related
       costs and other charges                           29.1      27.2
    Payments of integration-related costs,
        restructuring and other charges                 (16.6)    (25.7)

 CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
    Accounts receivable                                 (31.4)    (40.7)
    Inventories                                           0.7       2.3
    Other current assets                                 (0.3)     (1.2)
    Accounts payable and other current
        liabilities                                     (30.7)    (13.5)
    Other                                                 1.7      (0.6)
                                                      -------    ------
    Net changes in other accounts
        affecting operations                            (60.0)    (53.7)
                                                      -------    ------
    Net cash used in operations                         (10.8)     (7.0)
                                                      -------    ------

 INVESTING ACTIVITIES
    Investment in depreciable assets                    (22.1)    (23.8)
    Investment in capitalized software                   (1.3)     (1.4)
    Proceeds from asset sales                             5.6        --
    Business acquisitions, net of cash
        acquired                                       (168.1)    (15.8)
    Other                                                (4.6)     (3.6)
                                                      -------    ------
    Net cash used in investing activities              (190.5)    (44.6)
                                                      -------    ------

 FINANCING ACTIVITIES
    Payments of long-term debt                             --      (0.4)
    Net increase (decrease) in short-term
        borrowings                                      103.8      (0.7)
    Proceeds from sale of common stock                    1.1       2.2
    Dividends paid on preferred stock                    (6.7)     (2.0)
                                                      -------    ------
    Net cash provided by (used in)
        financing activities                             98.2      (0.9)
                                                      -------    ------

    Effect of changes in foreign exchange
        rates on cash                                     1.2       0.1
                                                      -------    ------

 DECREASE IN CASH AND EQUIVALENTS                      (101.9)    (52.4)

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            175.3     182.4
                                                      -------    ------
 CASH AND EQUIVALENTS AT END OF PERIOD                $  73.4    $130.0
                                                      =======    ======


          See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

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

During the current fiscal year, the Company made two acquisitions. I-NET, Inc. ("I-NET") was acquired on August 29, 1996 and Advanced Paradigms, Inc. ("API") was acquired on November 13, 1996. The Company's Statement of Operations and Statement of Cash Flows for the six month period ended December 31, 1996 include the results of the acquired businesses since acquisition. Prior period financial statements have been restated to include the financial results of Avail Systems Corporation, which was acquired in December 1995 in a transaction accounted for using the pooling of interests method.

Certain amounts in previously issued financial statements were reclassified to conform to current presentations.

NOTE B - BUSINESS ACQUISITIONS AND INTEGRATION-RELATED COSTS AND OTHER CHARGES
------------------------------------------------------------------------------

Advanced Paradigms Acquisition

On November 13, 1996, the Company acquired API, a privately-held Virginia-based provider of enterprise-wide Microsoft-specific LAN/WAN solutions, for approximately $6 million in cash and notes, plus assumed liabilities. API's Microsoft-centric expertise complements the Company's network and desktop services business, and enhances its position as a Microsoft Authorized Support Center.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996


NOTE B (Continued)
------

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of the purchase price over the net liabilities assumed of $6.2 million has been recorded based on these preliminary purchase price allocations.

I-NET Acquisition

On August 29, 1996, the Company acquired all of the outstanding shares of I-NET, pursuant to the Stock Purchase Agreement between the Company and the other stockholders of I-NET dated as of July 24, 1996, as amended on August 29, 1996. I-NET, previously privately held, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. In consideration for the shares of I-NET the Company paid the stockholders of I-NET $100.2 million in cash and issued a $64.5 million one-year, interest-free note. The Company has discounted the note payable at 8.0%, to $59.7 million, for accounting purposes and will increase the principal balance through charges to interest expense to the maturity date. The final settlement of the note issued to the selling stockholders is subject to a reduction should the Company incur indemnified costs as defined by the Stock Purchase Agreement. The Company has the option to pay, at maturity, up to fifty percent of the principal amount of the note in Common Stock of the Company based upon an agreed-upon formula.

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

In connection with the acquisition, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company ("BT") and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. The Revolving Credit Facility reduces to $200.0 million on March 31, 1998, $175.0 million on September 30, 1998 and $150.0 million on March 31, 1999. Interest on any borrowings is based on the BT's

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996


NOTE B (Continued)
------

prime rate plus 0.25% to 1.25% or the LIBOR rate plus 1.25% to 2.25%. The Revolving Credit Facility contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth, and indebtedness. Besides providing financing for the acquisition, the Revolving Credit Facility will be used for general corporate purposes. As of December 31, 1996, the Company had $104.1 million of outstanding borrowings under the Revolving Credit Facility. Additionally, as of December 31, 1996, letters of credit aggregating $11.7 million were outstanding under the Revolving Credit Facility. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

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

                                       9

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

NOTE B (Continued)
------
                                       Six Months Ended
                                         December 31,
                                    1996             1995
                                  --------         -------

Revenues                           $711.8          $737.5
Net loss                           $(29.2)         $(34.1)
Net loss applicable to
     common stockholders           $(36.2)         $(40.9)
Net loss per share applicable
         to common stockholders    $(0.99)         $(1.14)


Bull Acquisition

The Company and Bull negotiated a settlement of the objection proceedings which the Company initiated to challenge the net asset value of the assets it had acquired from Bull on January 31, 1995. As a result, the Company recorded in the financial statements for the quarter ended September 30, 1996, a reduction to Borrowings due within one year of $5.4 million, with a corresponding reduction to Goodwill. The remaining obligation, totaling $16.5 million, plus accrued interest of $2.8 million, was paid to Bull on December 30, 1996.

Integration-Related Costs and Other Charges

The Company recorded a charge to operations of $29.1 million in the quarter ended September 30, 1996, of which $12.3 million reflects the costs associated with combining the operations of the Company and I-NET. An additional $5.7 million was recorded as a purchase accounting adjustment related to the cost of integrating I-NET with the Company. Integration-related costs and other cost reduction initiatives consist of the following (in millions):

  Workforce-related               $13.4
  Depreciable assets and other      8.2
  Facilities                        7.5
                                  -----
      Total                       $29.1
                                  =====

The formal plan was recorded as of September 30, 1996 based upon the best information available at the time. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. As a result of the acquisition and other cost reduction initiatives, certain sales, technical support and administrative functions are being combined and reduced. The Company plans to release approximately 500 employees as part of these initiatives. The facilities-related

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

NOTE B (Continued)
------
reserves were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets, including information systems, leasehold improvements and other productive assets no longer required.

Cash outlays to complete these and earlier initiatives recorded as a charge to operations are estimated to approximate $23 million for the remainder of fiscal 1997 and $17 million thereafter. Cash outlays to complete the initiatives recorded as part of purchase accounting are estimated to approximate $6 million for the remainder of fiscal 1997 and $17 million thereafter. Substantially all workforce-related actions are expected to be complete in calendar 1997.

NOTE C - OTHER BALANCE SHEET INFORMATION
----------------------------------------

Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                  December 31,  June 30,
                                                      1996       1996
                                                  -----------  --------

Accounts receivable                                  $323.3    $204.9
    Less allowances                                    14.3      10.8
                                                     ------    ------
                                                     $309.0    $194.1
                                                     ======    ======
Inventories
    Finished products                                $  9.0    $  9.5
    Raw materials and work-in-process                  10.8       8.8
    Service parts and supplies                          2.5       1.6
                                                     ------    ------
                                                     $ 22.3    $ 19.9
                                                     ======    ======
Depreciable assets
    Land                                             $  5.4    $  5.4
    Buildings and improvements                         21.1      19.7
    Machinery and equipment                            88.6      62.9
    Spare parts                                       137.2     140.9
                                                     ------     -----
                                                      252.3     228.9
    Less accumulated depreciation                     113.8      91.6
                                                     ------    ------
                                                     $138.5    $137.3
                                                     ======    ======
Intangible assets
    Trademarks and patents                           $ 27.2    $ 24.8
    Computer software                                  38.2      37.1
    Installed base - service                          128.7     128.5
    License agreements                                 29.9      29.9
    Assembled workforce                                16.4      16.2
    Goodwill                                          257.5      50.7
    Reorganization value in excess of amounts
        allocated to
        identifiable assets                            30.6      30.6
    Other                                               0.6        --
                                                     ------    ------
                                                      529.1     317.8
    Less accumulated amortization                     131.7     106.6
                                                     ------    ------
                                                     $397.4    $211.2
                                                     ======    ======


                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

NOTE C (Continued)
------
                                                December 31,   June 30,
                                                    1996         1996
                                                ------------   --------

Accounts payable, accrued expenses and other
    Accounts payable                              $ 80.0       $ 54.3
    Accrued expenses                               114.5         98.7
    Compensation and benefits                       62.6         49.1
    Restructuring, reorganization and
        integration-related
                                                    40.4         33.9
    Other                                           21.9         21.6
                                                  ------       ------
                                                  $319.4       $257.6
                                                  ======       ======
Long-term liabilities
    Postretirement                                $ 17.1       $ 17.3
    Pension                                          7.8          8.0
    Facilities                                      15.6         15.0
    Restructuring, reorganization and
        integration-related
                                                     9.9          5.2
    Insurance                                        6.1          7.4
    Other                                           29.9         24.5
                                                  ------       ------
                                                  $ 86.4       $ 77.4
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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
                                DECEMBER 31, 1996

NOTE E - SUBSEQUENT EVENT
-------------------------

On January 29, 1997, the Company and Eastman Kodak Company ("Kodak") signed a definitive agreement whereby Kodak will acquire Wang's software business unit for $260.0 million in cash. The sale is subject to regulatory approval and other customary conditions. Upon closing, the Company expects to report a significant nonrecurring gain. The business being transferred to Kodak would include Wang's software business unit management, employees, products, technology, customers, partners, and sales, marketing and research and development organizations worldwide.


The following pro forma summary financial information reflects the continuing operations of the Company after reclassification of the operating results of the software business unit as a discontinued operation. This information does not purport to be indicative of the results of operations that would have been attained had the software business been sold prior to the dates indicated, nor of future results of operations of the Company. Additionally, this information does not reflect the changes anticipated in fresh-start intangible amortization expense and changes in interest income/expense which will result from the sale of the software business unit to Kodak (in millions, except per share data).

                                  Three Months Ended      Six Months Ended
                                      December 31,          December 31,
                                    1996      1995         1996      1995
                                   ------    ------       ------    ------
Revenues                           $342.4    $271.3       $615.1    $517.6
Net income applicable to
     common stockholders           $ 12.6    $ 20.6       $ (2.2)   $ 38.6
Net income (loss) per share
     applicable to common
     stockholders                  $ 0.34    $ 0.55       $(0.06)   $ 1.08



                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

On January 29, 1997, the Company and Eastman Kodak Company ("Kodak") signed a definitive agreement whereby Kodak will acquire Wang's software business unit for $260.0 million in cash. The business being transferred to Kodak would include Wang's software business unit management, employees, products, technology, customers, partners, and sales, marketing and research and development organizations worldwide. The discussion below includes the results of the software business as part of the Company's consolidated results; however, where substantive, the impact of the sale on a prospective basis is addressed. See also Note E to the condensed consolidated financial statements. The following discussion compares the three months ended December 31, 1996 to the same three month period of the prior year and the six months ended December 31, 1996 to the same six month period of the prior year.

The Company reported revenues of $363.7 million for the three months ended December 31, 1996, a 24.4% increase compared to revenues of $292.5 million in the same period of the prior year. Substantially all of the increase in revenues is attributable to the I-NET, Inc. ("I-NET") and Dataserv acquisitions. Revenues for the six months ended December 31, 1996 increased by 17.6%, to $654.4 million, compared to $556.7 million in the same prior year period. The Company reported operating income of $6.8 million after amortization of fresh-start and acquired intangible assets of $12.1 million for the three months ended December 31, 1996. This compares to operating income of $10.4 million after amortization of fresh-start and acquired intangible assets of $11.0 million for the three months ended December 31, 1995. The Company reported an operating loss of $18.8 million for the six months ended December 31, 1996, after integration-related costs and other charges totaling $29.1 million which related to the acquisition of I-NET and $23.2 million of amortization of fresh-start and acquired intangible assets. This compares to an operating loss of $10.3 million for the same prior year period, after integration-related costs and other charges of $27.2 million related to the acquisition of Sigma and $21.4 million of amortization of fresh-start and acquired intangible assets.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $38.1 million for the three months ended December 31, 1996, compared to $37.1 million in the same period of the prior year. EBITDA was $68.4 million and $70.2 million for the six months ended December 31, 1996 and 1995, respectively. EBITDA for the three and six month periods ended December 31, 1996, includes losses of $8.3 million and $18.1 million, respectively, related to the Company's software business unit being sold to Kodak. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is determined by excluding from the net income (loss): integration-related charges; income taxes; interest expense; interest income; depreciation and amortization.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------

On November 13, 1996, the Company acquired Advanced Paradigms, Inc. ("API"), a privately-held Virginia-based provider of enterprise-wide Microsoft-specific LAN/WAN solutions, for approximately $6 million in cash and notes, plus assumed liabilities. API's Microsoft-centric expertise complements the Company's network and desktop services business, and enhances its position as a Microsoft Authorized Support Center. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Company in the accompanying financial statements include API's results of operations from the date of acquisition.

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

For the time periods presented, the Company focused on providing software and services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The addition of the Bull and Dataserv service businesses added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company has directed additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition, the recent acquisition of I-NET positions the Company in one of the fastest growing segments of the information technology services market. The sale of the Company's software business unit to Kodak will enable the Company to focus all of its resources on its network and desktop integration and services business.

The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue during the current fiscal year at the rate of 20% to 25% per annum. As the Company's proprietary revenues decline, the loss of individual customers may have a significant effect on the rate of decline from one period to the next. These changes in business mix are expected to result in increased volatility of quarterly revenues and net income.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
--------------------

Product revenues during the three months ended December 31, 1996, increased by 21.8%, to $72.0 million in the United States, offset by a decrease in product revenues outside the United States of 30.4%, to $35.2 million. Product revenues for the six months ended December 31, 1996 increased by 22.9%, to $124.9 million in the United States, offset by a 28.3% decrease in product revenues outside the United States, to $65.2 million. Proprietary product sales totaled $13.6 million in the three month period ended December 31, 1996, a decline of 28.4%. Proprietary product sales in the six month periods ended December 31, 1996 and 1995 were $29.8 million and $37.3 million, respectively, a decline of 19.9%, which is consistent with the Company's expectations. Network product and other product sales were $82.7 million and $79.6 million in the three months ended December 31, 1996 and 1995, respectively. Network product and other product sales were $139.1 million and $135.6 million in the six month periods ended December 31, 1996 and 1995, respectively, a modest increase of 2.6%. Open software product sales were $10.9 million in the three months ended December 31, 1996, compared to $11.1 million in the same prior year period. Open software product sales were negatively affected by the ongoing discussions concerning the sale of the software business unit to Kodak. Open software product sales were $21.1 million and $19.6 million in the six month periods ended December 31, 1996 and 1995, respectively.

Service and other revenues during the three months ended December 31, 1996 increased by 79.7%, to $183.2 million in the United States, partially offset by a 9.3% decline, to $73.3 million, outside the United States. Service and other revenues in the United States during the six months ended December 31, 1996 were $318.4 million, an increase of 60.0%. This increase was partially offset by a 9.5% decrease, to $145.9 million, in service and other revenues outside the United States. The increase in service and other revenues in the United States is primarily attributable to the acquisitions of Dataserv in May 1996 and I-NET in August 1996. Proprietary services revenues in the three months ended December 31, 1996 decreased by 23.1%, to $64.5 million. Proprietary services revenues in the six month period ended December 31, 1996, declined by 24.7%, to $132.6 million. Network services revenues nearly doubled, to $189.8 million, in the three months ended December 31, 1996. Network services revenues in the six months ended December 31, 1996 were $327.6 million, an increase of 76.1%. This increase was primarily due to the acquisitions of I-NET, Dataserv and BISS. Open software services revenues increased to $2.2 million in the three months ended December 31, 1996, compared to $1.3 million in the same prior year period, an increase of 68.9%. Open software services revenues doubled, to $4.2 million in the six months ended December 31, 1996, from $2.1 million in the comparable prior year period.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
--------------------

Product gross margin was 29.8% for the three months ended December 31, 1996, compared to 33.8% for the same period of the prior year. Product gross margin for the six months ended December 31, 1996 was 31.6%, compared to 33.9% for the same prior year period. The decrease in gross margin is primarily a result of the I-NET acquisition, which has historically lower margins than the Company.

Gross margin for service and other revenues for the three months ended December 31, 1996 decreased to 24.0%, from 33.1%. Gross margin for service and other revenues for the six months ended December 31, 1996 decreased to 25.8%, from 32.3%. Margins were negatively affected by the increase in maintenance on lower-margin multi-vendor service products as well as lower margins on I-NET services.

The service gross margin continues to be adversely affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's service gross margin as a result of increased lower-margin MVS maintenance revenues, coupled with the inclusion of I-NET's lower gross margin structure going forward. It is expected that these margin reductions will be partially offset by the implementation of integration initiatives in subsequent periods.

Research and development costs for the three months ended December 31, 1996, decreased by 15.0%, to $7.9 million, compared to $9.3 million for the same period of the prior year. Of these amounts, $6.8 million and $8.0 million, respectively, relate to the software business unit. Research and development costs for the six months ended December 31, 1996 decreased by 13.7%, to $15.8 million, compared to $18.3 million in the same prior year period. Of these amounts, $13.9 million and $15.6 million, respectively, relate to the software business unit. The decrease is due to a combination of reductions in support of the Company's proprietary VS and secured systems products and a more tightly-focused research and development scope, partially offset by increased development costs for core software products. The Company's development efforts have been largely focused on developing software for open systems platforms, supplemented with a modest level of spending directed to continuing support of its proprietary VS products.

Selling, general and administrative expenses for the three months ended December 31, 1996 remained virtually the same compared to the same prior year period, despite the addition of selling, general and administrative expenses resulting from the Dataserv and I-NET acquisitions. Selling, general and administrative expenses decreased as a percentage of total revenues, to 18.3%, from 22.9% in the comparable prior year period. Selling, general and administrative expenses for the six months ended December 31, 1996 increased by $4.2 million from the comparable prior year period, a modest increase considering the addition of Dataserv and I-NET expenses. Again, selling,

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

general and administrative expenses decreased as a percentage of total revenues to 20.0%, compared to 22.7% in the same period of the prior year. Selling, general and administrative expenses were reduced as a result of integration activities initiated in relation to the acquisitions. Continued integration activities should contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses going forward.

Amortization of fresh-start and acquired intangible assets totaled $12.1 million and $23.2 million for the three and six month periods ended December 1996, respectively. Amortization for the three months ended December 31, 1996, includes $4.8 million related to the implementation of fresh-start reporting and $7.3 million for intangible assets established in connection with business acquisitions. Amortization of $10.1 million related to fresh-start reporting and $13.1 million for business acquisition intangible assets was recorded during the six months ended December 31, 1996. Amortization of $11.0 million and $21.4 million was recorded during the three and six month periods ended December 31, 1995. Of these amounts, amortization of $6.3 million and $12.8 million related to fresh-start reporting and amortization of $4.7 million and $8.6 million was recorded for acquisition-related intangible assets, respectively.

Interest expense for the three and six month periods ended December 31, 1996, increased to $3.7 million and $4.9 million, respectively, compared to $1.2 million and $2.2 million, respectively, for the same prior year periods. The increase in interest expense is principally the result of amounts outstanding under the Revolving Credit Facility with Bankers Trust Company and interest on the note issued to the selling stockholders of I-NET. Interest income was $0.8 million and $2.0 million for the three months ended December 31, 1996 and 1995, respectively. Interest income for the six months ended December 31, 1996 and 1995 was $2.6 million and $4.8 million, respectively. The reduction in interest income is primarily due to the decrease in cash available for investing as a result of the cash paid to acquire I-NET.

The provision for income taxes of $0.6 million and $5.2 million included $0.4 million and $5.0 million of non-cash expense for the three months ended December 31, 1996 and 1995, respectively, relating to the utilization of the Company's net operating loss carryforwards. The provision for income taxes for the six months ended December 31, 1996 and 1995 of $1.4 million and $7.2 million, respectively, included $1.1 million and $6.8 million of non-cash expense.

At December 31, 1996, the Company employed approximately 10,500 people in continuing operations, compared to 7,000 at December 31, 1995. The increase in employees as a result of acquisitions was partially offset by integration activities.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital
--------------------------------

Cash and equivalents decreased by $101.9 million, to $73.4 million, primarily due to cash payments related to the acquisition of I-NET. This compares to a $52.4 million decrease in the same period of the prior year.

Cash used in operations totaled $10.8 million for the six months ended December 31, 1996, compared to $7.0 million of cash used in operations for the same prior year period. Higher levels of receivables utilized $31.4 million of cash in the current period, a 22.8% reduction compared to cash utilized of $40.7 million in the same period of the prior year. The Company's continuing focus on cash collections, including systems improvements, is primarily responsible for this improved performance, especially in light of the Company's higher revenue base this year as a result of acquisitions. Lower accounts payable and other current liabilities resulted in reductions in cash of $30.7 million and $13.5 million for the six months ended December 31, 1996 and 1995, respectively. The liability reductions primarily relate to the timing of vendor payments, acquisition of I-NET and a shift from a more product-related business to a more service-related business.

Net cash used in investing activities totaled $190.5 million for the six months ended December 31, 1996 compared to $44.6 million for the same period of the prior year. The $168.1 million of cash paid for business acquisitions during the six months ended December 31, 1996, includes payments of $151.5 million related to the I-NET acquisition and $16.5 million to Bull in payment of the outstanding note payable. Cash payments of $15.8 million for the prior year comparable period relate to the Sigma and BISS acquisitions. Investment in depreciable assets was $22.1 million for the six months ended December 31, 1996, compared to $23.8 million for the same period of the prior year. Cash proceeds of $5.6 million were received as payment for the June 1996 sale of two-thirds of the Company's remaining 30% equity investment in its New Zealand subsidiary.

Net cash provided by financing activities totaled $98.2 million for the period, compared to net cash used in financing activities of $0.9 million in the same period of the prior year. Net short-term borrowings provided $103.8 million of cash for the six months ended December 31, 1996, compared to net payment of short-term borrowings of $0.7 million in the same prior year period. The borrowings during the current period were in support of the Company's acquisition activities. Cash dividends of $6.7 million were paid on the Company's preferred stock in the six months ended December 31, 1996, compared to $2.0 million in dividends paid during the same prior year period. The increase in cash dividends is attributable to the dividends on the 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") which was issued in February 1996, coupled with the commencement of cash dividend payments on the 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), net of the dividend payments on the Exchangeable Preferred Stock redeemed on February 27, 1996.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
--------------------------------

In connection with the acquisition of I-NET, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. At December 31, 1996, in addition to the cash balance on hand, the Company had available to it the unused portions of the Revolving Credit Facility, providing for additional borrowings and/or the issuance of additional letters of credit of up to $109.2 million. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $37 million for both new and previously recorded integration-related initiatives.

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

Cash proceeds from the sale of the software business unit to Kodak will generate $260.0 million in cash at the time of the closing. The net proceeds, after payment of transaction costs, will be used to repay the revolving credit facility outstanding balance, with the remainder available for general corporate purposes, including acquisitions.

Risks and Uncertainties
-----------------------

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


Risks and Uncertainties (Continued)
-----------------------

investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward-looking statements. Such factors include, without limitation, the following:

Implementation of Business Strategy. The Company's strategy is to build upon internal growth in its targeted segments of the software and information technology services markets with strategic alliances and acquisitions designed to complement Wang's core competencies. The Company's ability to implement this strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. There can be no assurance that the Company will be able to implement required strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The portion of the Company's strategic relationship agreement with Microsoft Corporation ("Microsoft") relating to the Company's software business unit will be transferred to Kodak as part of the sale. The Company's remaining strategic relationship with Microsoft is subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, this strategic relationship. The Company's relationship with Microsoft also includes certain contractual obligations, which, if not satisfied, could allow Microsoft to terminate all or a portion of the relationship. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or, with respect to one or more significant acquisitions, that the Company and its management will be able to effectively assimilate and manage the resulting business. The Company evaluates such transactions regularly, and one or more such transactions could occur at any time.

Currently, a significant portion of the Company's revenues are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems, which revenues the Company expects will continue to decline during the current fiscal year at a rate of 20% to 25% per annum. As the Company's proprietary revenues decline, individual customer losses may have a significant effect on the rate of decline. These changes in business mix are expected to result in increased volatility of quarterly revenues and net income. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues from traditional sources. To the extent that there are delays and difficulties in the implementation of the Company's strategy, or that the decline in revenues from traditional sources is more rapid than anticipated, the Company's results of operations and the price of its equity securities could be adversely affected.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks and Uncertainties (Continued)
-----------------------

Competition. The information technology industry, including the work management software and outsourcing service and support markets, is intensely competitive and undergoing rapid change. Competition is vigorous in all parts of the worldwide market for work management software, software for the expanding Internet marketplace and office-related software and services. The Company's competitors are numerous and vary widely in market position, size and resources. Some have substantially greater resources, including larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. The Company must also compete, particularly in the market for open systems application software and imaging technology, with newer, smaller businesses with more limited resources, but which have, in a number of cases, been able to develop and bring to market significant products with highly competitive technological features. There can be no assurance that the Company will have the technical resources to be able to introduce competitive software products on a timely basis, invest in research and development activity on the same basis as its competitors, or otherwise be able to develop new software and enhancements to current software on a timely basis. In addition, the third-party maintenance and support and IT outsourcing markets are extremely competitive, and many other organizations, including hardware-independent service organizations, compete for the provision of maintenance and service to users. In addition, firms not now in direct competition with the Company, including large software development and sales companies, may in the future introduce competing products or services.

Possible Volatility of Price of Common Stock. Factors such as announcements of technological innovations or new products by the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, and changes in overall industry conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. In addition, because the Company does not have a significant history of financial results since its reorganization, and because post-reorganization results are not comparable with those prior to and during the Chapter 11 proceeding, uncertainties concerning the financial performance of the Company on a sustained basis may increase the volatility of the market prices of the Common Stock. Furthermore, the market price of the stocks of many high technology companies have experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

International Operations. International revenues in recent years have accounted for approximately one-half of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange rates, tariffs and other barriers, difficulties in staffing and managing international subsidiary

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risks and Uncertainties (Continued)
-----------------------

operations, potentially adverse tax consequences and country-specific product requirements. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience significant losses on international currency fluctuations. In addition, effective intellectual property protection may not be available in every foreign country in which the Company's products are distributed.

Dependence on Government Revenue. In fiscal 1996 the Company derived approximately 22% of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. A significant portion of the Company's United States federal government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products under an awarded contract, could have an impact on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the United States government and government agencies are received under a number of different contracts and from a number of different government agencies and departments. Most sources of government revenues are independent of each other, although occasionally orders under one contract or from one government agency may be linked with orders under another contract or from another agency (so that if one order or contract were canceled, it is likely that the other would also be canceled).

Nature of Contracts. Many of Wang's commercial contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates; actual results, when known, may differ from such estimates. In addition, IT outsourcing contracts, in particular, often contain provisions which allow for termination for convenience, SLA compliance, penalties and the competitive procurement process. Such contracts often require high expenditures and long lead times with no assurance of success.

Superior Rights of Preferred Stock. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5,000,000 authorized shares of Preferred Stock, 90,000 shares have been designated as 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risks and Uncertainties (Continued)
-----------------------

6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and the Series B Preferred Stock as well as any other series of preferred stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

Potential Dilution Attributable to Intercompany Convertible Instruments, Privately Placed Stock and Warrants. The Company may, from time to time, in its sole discretion, issue an aggregate of up to 50,000 units of Intercompany Convertible Instruments to certain of its foreign subsidiaries in order to increase the capitalization of such subsidiaries and help the Company maintain its worldwide network of sales and service operations. At the present time, 49,225 Intercompany Convertible Instruments have been issued. The Intercompany Convertible Instruments are redeemable for cash at $1,000.00 per unit by the Company at any time and convertible at the election of the holder into $1,000.00 worth of Common Stock per unit at a conversion price equal to the greater of the then market price per share of the Company's Common Stock or $4.00. Also, 5,411,900 shares of Common Stock are issuable upon conversion of the outstanding shares of Series B Preferred Stock, and approximately 3,913,100 shares of Common Stock are issuable upon conversion of the outstanding shares of Series A Preferred Stock. In addition, the Company has issued and there are outstanding 7,500,000 warrants to purchase shares of Common Stock at an exercise price of $21.45 per share (the "Warrants"). The Warrants were issued under the Company's Reorganization Plan to holders of equity interests in the predecessor company. Any conversion of the Intercompany Convertible Instruments or the Preferred Stock or exercise of the Warrants could dilute the relative interest of holders of outstanding Common Stock.

Anti-takeover Provisions. The Company's Certificate of Incorporation and By-Laws and the Delaware General Corporation Law contain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests.

                           PART II - OTHER INFORMATION


ITEM 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on November
26, 1996. The following three Class III directors were re-elected to serve for a three year term: David A. Boucher, Michael W. Brown, Axel J. Leblois.

           The term of office of the following Class I and Class II directors continued after the meeting: Joseph M. Tucci, Raymond C. Kurzweil, Frederick A. Wang, Marcia J. Hooper, Joseph J. Kroger and Paul E. Tsongas.

     The stockholders approved the following matters at the meeting:


                               Votes For       Withheld          Abstentions
                               ---------       --------          -----------

David A. Boucher,
  nominee as Class III
  director                     27,142,913      16,833

Michael W. Brown,
  nominee as Class III
  director                     27,060,563      99,233

Axel J. Leblois,
  nominee as Class III
  director                     27,142,174      17,572

                               Votes For       Votes Against     Abstentions
                               ---------       -------------     -----------

Ratification of Ernst &
  Young LLP as independent
  auditors for the current
  fiscal year                  26,882,467      153,034           14,305


ITEM 6.    Exhibits and Reports on Form 8-K

      (a)  The following exhibits are included herein:

Exhibit No.                          Description
-----------     ---------------------------------------------------------------

  2.1 1 The Amended and Restated Reorganization Plan of Wang Laboratories, Inc. and Official Committee of Unsecured Creditors dated September 30, 1993

  3.1 2         Certificate of Incorporation

  3.2 8         Certificate of Incorporation, as Amended

  3.3 11 Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

  3.4 14 Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

  3.5 14 Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

  3.6 13        ByLaws of the Registrant

 10.1 3         1993 Directors' Stock Option Plan

Exhibit No.                          Description
-----------     ----------------------------------------------------------------

 10.2 4 Form of Contingent Severance Compensation Agreements with Donald P. Casey, J.J. Van Vuuren, Albert A. Notini, William P. Ferry, David I. Goulden, Bruce A. Ryan and James J. Hogan, each an executive officer of the Company

 10.3 5         Contingent Severance Compensation Agreement with Joseph M.
                Tucci

 10.4 6         Employment Agreement with William P. Ferry

 10.5 6         Employment Agreement with James J. Hogan

 10.6 3         Consulting Agreement of Raymond C. Kurzweil

 10.7 5         Employee Retention Agreement with William P. Ferry

 10.8 5         Employee Retention Agreement with James J. Hogan

 10.9 5         Employment Agreement with Bruce A. Ryan

 10.10 7        Stock Incentive Plan, as Amended

 10.11 8 Contingent Severance Compensation, as Amended with Franklyn A. Caine (Employment Agreement)

 10.12 8        Employees' Stock Incentive Plan

 10.13 8        1995 Director Stock Option Plan

 10.14 9 The Asset and Stock Purchase Agreement among Wang Laboratories, Inc., Bull HN Information Systems, Inc., Bull S.A. and, for certain purposes, Compagnie de Machines Bull dated as of December 30, 1994 and a Credit Agreement among Wang Laboratories, Inc., HFS, Inc. and certain lenders and agents named therein and Banker's Trust Company dated January 30, 1995

 10.15 10       Employment Agreement with Ronald A. Cuneo

 10.16 11       Employment Agreement with Donald P. Casey, as Amended

 10.17 11       Employment Agreement with Stephen G. Jerritts

 10.18 12 Form of Contingent Severance Compensation Agreements with Stephen G. Jerritts and Ronald E. Cuneo

 10.19 12 Form of Amendment to Contingent Severance Compensation Agreements with Joseph M. Tucci, Donald P. Casey, Albert A. Notini, William P. Ferry, David I. Goulden, James J. Hogan, Stephen G. Jerritts and Franklyn A. Caine, each an executive officer of the Company

 10.20 13       Non-Negotiable Secured Promissory Note, as Amended from Joseph
                M. Tucci to the Registrant

 10.21 13       Pledge Agreement, as Amended, from Joseph M. Tucci to the
                Registrant

 10.22 13       1994 Employee's Stock Incentive Plan, as Amended

 10.23 13       Employment Agreement with Robert K. Weiler

Exhibit No.                                  Description
-----------     --------------------------------------------------------------

 10.24 13       Contingent Severance Compensation Agreement with Robert K.
                Weiler

 10.25 13 Form of Amendment to Employment Letter Agreement for David I. Goulden, William P. Ferry, Albert A. Notini and Franklyn A. Caine

 10.26 14 Form of Non-Qualified Long Term Incentive Option to Purchase Shares of Common Stock for Messrs. Tucci, Caine, Casey, Cuneo, Ferry, Goulden, Hogan, Jerritts, Notini, and Van Vuuren

 10.27 14 Registration Rights Agreement 6 1/2% Cumulative Convertible Preferred Stock

 10.28 14       Employment Agreement of Jean M. Edwards

 10.29 14       Contingent Severance Compensation Agreement with Jean M. Edwards

 10.30 15 Stock Purchase Agreement with respect to the Registrant's acquisition of Dataserv Computer Maintenance, Inc. from Dataserv, Inc., an indirect wholly-owned subsidiary of BellSouth Corporation

 10.31 16 Stock Purchase Agreement with respect to the Registrant's acquisition of I-NET, Inc.

 10.32 16 Amended and Restated Credit Agreement among the Company, Wang Federal, Inc., Wang Canada Limited, I-NET, Inc., Dataserv Computer Maintenance, Inc., certain Lenders, Co-Agents and a Collateral Agent named therein, and Bankers Trust Company as Agent and Issuing Bank dated as of August 29, 1996

 10.33 17 Non-Qualified Option Agreement to Purchase Shares of Common Stock for Robert K. Weiler

 10.34 17       Employment Agreement of Joseph M. Tucci, as Amended

 10.35 17       Employment Agreement of Lucy A. Flynn

 10.36           1995 Employees Stock Purchase Plan, as Amended

 10.37           Employees' Stock Incentive Plan, as Amended

 10.38           1995 Director Stock Option Plan, as Amended

 10.39           Employment Agreement of Joseph M. Tucci, as Amended

 11.1            Statements re Computation of Per Share Earnings

 12.1            Calculation of Ratio of Earnings to Fixed Charges


1    Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A
    (File No. 0-22470), filed on September 27, 1993.

2    Filed as an Exhibit to the Registrant's Registration Statement on Form S-8
    (File No. 33-73210), filed on December 21, 1993.

3 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

4 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

5 Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-81526) filed September 13, 1994.

6 Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1994.

7 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

8 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

9 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 31, 1995.

10 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

11 Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

12 Filed as an Exhibit to the Registrant's report on Form 10-Q/A for the quarter ended September 30, 1995.

13 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

14 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

15 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 3, 1996.

16 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 29, 1996.

17 Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

     (b) During the quarter ended December 31, 1996, the Registrant filed an amendment on Form 8-K/A dated November 12, 1996 to its current report on Form 8-K dated August 29, 1996, containing audited financial statements of I-NET, Inc. ("I-NET") as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, unaudited financial statements of I-NET as of June 30, 1996 and for the six month periods ended June 30, 1996 and 1995 and pro forma combined condensed financial statements as of and for the year ended June 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:        February 13, 1997



                                                WANG LABORATORIES, INC.



                                                /s/ Franklyn A. Caine
                                                --------------------------------
                                                Franklyn A. Caine,
                                                Executive Vice President and
                                                Chief Financial Officer