Form 10-Q
period 1997-03-31
WANG LABORATORIES INC
filed 1997-05-15
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




             (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 1997):

Common stock, par value $0.01 per share              36,915,718 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX





Part I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -                    3
                 March 31, 1997 and June 30, 1996

                 Condensed Consolidated Statements of Operations -          4
                 Three and nine months ended March 31, 1997 and 1996

                 Condensed Consolidated Statements of Cash Flows -          5
                 Nine months ended March 31, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements -     6
                 March 31, 1997

        Item 2.  Management's Discussion and Analysis of Financial         14
                 Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          25


SIGNATURE                                                                  30

                         PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                    March 31,   June 30,
                                                      1997        1996
                                                    --------    --------
                                                   (Dollars in millions)

ASSETS

CURRENT ASSETS
  Cash and equivalents                               $  211.6    $175.3
  Accounts receivable, net                              260.9     194.1
  Inventories                                            18.1      19.9
  Other current assets                                   44.6      48.7
                                                     --------    ------
         Total current assets                           535.2     438.0

Depreciable assets, net                                 124.8     137.3
Intangible assets, net                                  323.0     211.2
Other                                                    43.0      77.6
                                                     --------    ------

         Total assets                                $1,026.0    $864.1
                                                     ========    ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

  Borrowings due within one year                     $   62.3    $ 21.9
  Accounts payable, accrued expenses and other          306.6     257.6
  Deferred service revenue                               76.2      75.7
                                                     --------    ------
         Total current liabilities                      445.1     355.2

Long-term liabilities                                    82.6      77.4

Series A preferred stock                                 85.3      84.8

STOCKHOLDERS' EQUITY
  Series B preferred stock, $0.01 par value,
    143,750 shares authorized and outstanding,
    liquidation preference of $143.8 million            138.3     138.3
  Common stock, $0.01 par value, 100,000,000
    shares authorized; outstanding shares:
    36,915,718 at March 31, 1997 and 36,302,737
    at June 30, 1996                                      0.4       0.4
  Capital in excess of par value                        280.2     268.6
  Cumulative translation adjustment                      (3.6)     (0.8)
  Accumulated deficit                                    (2.3)    (59.8)
                                                     --------    ------
         Total stockholders' equity                     413.0     346.7
                                                     --------    ------

    Total liabilities and stockholders' equity       $1,026.0    $864.1
                                                     ========    ======



         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended   Nine Months Ended
                                                                          March 31,          March 31,
                                                                       1997      1996      1997       1996
                                                                      ------    ------    ------    -------

                                                                   (Dollars in millions, except per share data)

REVENUES
     Services                                                         $246.8    $165.6    $698.1    $ 516.9
     Product sales                                                      68.3      82.7     232.1      248.9
                                                                      ------    ------    ------    -------
                                                                       315.1     248.3     930.2      765.8
COSTS AND EXPENSES
     Cost of services                                                  193.4     114.9     529.0      352.7
     Cost of product sales                                              49.5      54.8     171.0      169.8
     Research and development                                            0.9       0.4       2.8        3.1
     Selling, general and administrative                                80.3      46.9     182.1      143.3
     Amortization of intangibles -
          acquisition and fresh-start                                   22.7       8.6      42.2       25.9
     Integration-related costs and other charges                         8.6      --        36.0       --
                                                                      ------    ------    ------    -------
          Total costs and expenses                                     355.4     225.6     963.1      694.8
                                                                      ------    ------    ------    -------

OPERATING INCOME (LOSS)                                                (40.3)     22.7     (32.9)      71.0
OTHER (INCOME) EXPENSE
     Interest expense                                                    3.9       1.3       8.8        3.5
     Other income - net                                                 (1.2)     (3.2)     (4.5)      (9.5)
                                                                      ------    ------    ------    -------
          Total other (income) expense                                   2.7      (1.9)      4.3       (6.0)
                                                                      ------    ------    ------    -------

     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (43.0)     24.6     (37.2)      77.0
Provision (benefit) for income taxes                                   (21.1)      7.3     (18.1)      28.5
                                                                      ------    ------    ------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                               (21.9)     17.3     (19.1)      48.5
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES               101.3     (12.3)     76.6      (57.3)
                                                                      ------    ------    ------    -------
NET INCOME (LOSS)                                                       79.4       5.0      57.5       (8.8)
Dividends and accretion on
          preferred stock                                               (3.6)    (12.2)    (10.6)     (19.0)
                                                                      ------    ------    ------    -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
                                                                      $ 75.8    $ (7.2)   $ 46.9    $ (27.8)
                                                                      ======    ======    ======    =======
PER SHARE AMOUNTS
   Primary
     From continuing operations                                       $(0.52)   $ 0.14    $(0.54)   $  0.82
     From discontinued operations                                       2.33     (0.34)     1.77      (1.60)
                                                                      ------    ------    ------    -------
         Net income (loss) per share                                  $ 1.81    $(0.20)   $ 1.23    $ (0.78)
                                                                      ======    ======    ======    =======
   Fully diluted
     From continuing operations                                       $(0.37)   $ 0.14    $(0.42)   $  0.82
     From discontinued operations                                       1.92     (0.34)     1.62      (1.60)
                                                                      ------    ------    ------    -------
         Net income (loss) per share                                  $ 1.55    $(0.20)   $ 1.20    $ (0.78)
                                                                      ======    ======    ======    =======

         See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine Months Ended March 31,
                                                                                    1997           1996
                                                                                    ----           ----
                                                                                   (Dollars in millions)

OPERATING ACTIVITIES
   Net income (loss) from continuing operations                                   $  (19.1)       $ 48.5
   Depreciation                                                                       50.3          40.5
   Amortization                                                                       44.3          27.4
   Non-cash provision (benefit) for income taxes                                     (21.9)          9.9
   Non-cash compensation expense                                                       5.5            --
   Provision for integration-related costs and other charges                          36.0            --
   Payments of integration-related costs, restructuring and other charges            (23.5)        (37.5)
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
   Accounts receivable                                                                (5.5)        (19.0)
   Inventories                                                                         4.1           4.4
   Other current assets                                                                1.0          (3.1)
   Accounts payable and other current liabilities                                    (43.2)        (11.6)
   Other                                                                               2.9            --
                                                                                   -------        ------
   Net changes in other accounts affecting operations                                (40.7)        (29.3)
                                                                                   -------        ------
   Net cash provided by continuing operations                                         30.9          59.5
   Net proceeds from sale of discontinued
       operations                                                                    250.5            --
   Cash used in discontinued operations                                              (35.8)        (48.6)
                                                                                   -------        ------
   Net cash provided by (used in)
      discontinued operations                                                        214.7         (48.6)
                                                                                   -------        ------
   Net cash provided by operations                                                   245.6          10.9
                                                                                   -------        ------
INVESTING ACTIVITIES
   Investment in depreciable assets                                                  (34.2)        (32.3)
   Investment in capitalized software                                                   --          (0.4)
   Proceeds from asset sales                                                           5.6           4.0
   Business acquisitions, net of cash acquired                                      (169.9)         (7.9)
   Other                                                                              (4.0)         (6.5)
                                                                                   -------        ------
   Net cash used in investing activities                                            (202.5)        (43.1)
                                                                                   -------        ------
FINANCING ACTIVITIES
   Payments of long-term debt                                                           --          (3.7)
   Net decrease in short-term borrowings                                              (0.3)         (2.5)
   Proceeds from sale of common stock                                                  5.2           3.9
   Retirement of redeemable preferred stock                                             --         (72.9)
   Proceeds from sale of convertible preferred stock, net of issuance costs             --         138.3
   Dividends paid on preferred stock                                                 (10.1)         (3.3)
                                                                                   -------        ------
   Net cash provided by (used in) financing activities                                (5.2)         59.8
                                                                                   -------        ------
   Effect of changes in foreign exchange rates on cash                                (1.6)          0.1
                                                                                   -------        ------
   .
INCREASE IN CASH AND EQUIVALENTS                                                      36.3          27.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                          175.3         182.4
                                                                                   -------        ------
CASH AND EQUIVALENTS AT END OF PERIOD                                              $ 211.6        $210.1
                                                                                   =======        ======

See notes to the condensed consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


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

Earnings per share for fiscal 1997 is calculated using the Modified Treasury Stock Method. Earnings per share for fiscal 1996 is based on the weighted average number of common shares outstanding, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan, and the effect, when dilutive, of stock options and warrants. Net income(loss) from continuing operations, for purposes of calculating earnings per share, has been reduced by cumulative dividends and accretion related to the Company's preferred stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new requirements for calculating diluted EPS, the modified treasury stock method would not be permitted. Under the new standard, diluted earnings (loss) per share would be $2.05 and $(0.19) for the three month periods and $1.28 and $(0.63) for the nine month periods ended March 31, 1997 and 1996, respectively. Basic earnings (loss) per share would be $2.05 and $(0.20) for the three month periods and $1.28 and $0.78 for the nine month periods ended March 31, 1997 and 1996, respectively.

The Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") on March 17, 1997. The historical results of the software business have been reclassified to discontinued operations in the Company's Statements of Operations and Statements of Cash Flows for all periods presented. The gain on the sale of the software business unit has also been reported as discontinued operations for both the three and nine month periods ended March 31, 1997.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE A (Continued)
------

During the current fiscal year, the Company made two acquisitions. I-NET, Inc. ("I-NET") was acquired on August 29, 1996 and Advanced Paradigms, Inc. ("API") was acquired on November 13, 1996. The Company's Statements of Operations and Statements of Cash Flows for the nine month period ended March 31, 1997 include the results of the acquired businesses since acquisition.

Certain amounts in previously issued financial statements were reclassified to conform to current presentations.

NOTE B - DISCONTINUED OPERATIONS
--------------------------------

On March 17, 1997, the Company completed the sale of its software business unit to Kodak for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. As a result of the sale, the operations of the software business unit for all periods presented have been reclassified to discontinued operations in the Statements of Operations and Statements of Cash Flows.


Revenues, related income (loss) and income tax benefits associated with the software business unit for the three and nine month periods ended March 31, 1997 and 1996 were as follows (in millions):


                                                                Three Months Ended        Nine Months Ended
                                                                      March 31,               March 31,
                                                                1997          1996        1997        1996
                                                                ----          ----        ----        ----

Revenues                                                       $  7.7        $ 16.7       $ 47.0      $ 55.9
                                                               ======        ======       ======      ======

Operating loss, net of applicable tax benefits of
   $7.6 million and $3.9 million for the three
   month periods and $9.3 million and $17.9 million
   for the nine month periods ended March 31, 1997
   and 1996, respectively                                      $(11.5)       $(12.3)      $(36.2)     $(57.3)

Gain on sale of discontinued operation, net of income
   tax expense of $75.1 million                                 112.8        $   --        112.8          --
                                                               ------        ------       ------      ------

Income (loss) from discontinued operations                     $101.3        $(12.3)      $ 76.6      $(57.3)
                                                               ======        ======       ======      ======



                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE C - BUSINESS ACQUISITIONS AND INTEGRATION-RELATED COSTS AND OTHER CHARGES
------------------------------------------------------------------------------

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

I-NET Acquisition

On August 29, 1996, the Company acquired all of the outstanding shares of I-NET, pursuant to the Stock Purchase Agreement between the Company and the other stockholders of I-NET dated as of July 24, 1996, as amended on August 29, 1996. I-NET, previously privately held, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. In consideration for the shares of I-NET the Company paid the stockholders of I-NET $100.2 million in cash and issued a $64.5 million one-year, interest-free note. The Company has discounted the note payable at 8.0%, to $59.7 million, for accounting purposes and will increase the principal balance through charges to interest expense to the maturity date. The final settlement of the note issued to the selling stockholders is subject to a reduction should the Company incur indemnified costs as defined by the Stock Purchase Agreement. The Company has the option to pay, at maturity, up to fifty percent of the principal amount of the note in Common Stock of the Company based on an agreed-upon formula.

The Company paid $44.2 million of existing I-NET debt and incurred $7.9 million in transaction fees. The Company also assumed certain other liabilities. The Company converted existing I-NET options to Wang options and canceled vested I-NET stock options valued at $4.9 million which were recorded as part of the purchase price. The Company had previously purchased a minority interest in I-NET for $12.4 million.

In connection with the acquisition, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company ("BT") and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million,

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE C (Continued)
------

including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. The Revolving Credit Facility reduces to $200.0 million on March 31, 1998, $175.0 million on September 30, 1998 and $150.0 million on March 31, 1999. Interest on any borrowings is based on the BT's prime rate plus 0.25% to 1.25% or the LIBOR rate plus 1.25% to 2.25%. The Revolving Credit Facility contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth, and indebtedness. Besides providing financing for the acquisition, the Revolving Credit Facility is being used for general corporate purposes. As of March 31, 1997, the Company had no outstanding borrowings under the Revolving Credit Facility. Letters of credit aggregating $11.6 million were outstanding under the Revolving Credit Facility at March 31, 1997. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of the purchase price over the net liabilities assumed of $210.2 million has been recorded based on these preliminary purchase price allocations which have been updated quarterly. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed, is subject to final appraisals, evaluations and other studies of the fair values of I-NET's assets and liabilities which the Company expects to complete in the fourth quarter. The excess of purchase price over the net liabilities assumed will be amortized using the straight line method over a period of twenty-five years.

A summary of the acquisition follows (in millions):

    Cash                                                       $100.2
    Note to selling stockholders                                 59.7
    Original investment in I-NET                                 12.4
    Transaction costs                                             7.9
    Stock options                                                 4.9
                                                               ------

    Consideration, excluding assumed liabilities                185.1
    Estimated fair value of net liabilities assumed              25.1
                                                               ------

    Excess of purchase price over net liabilities assumed      $210.2
                                                               ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


NOTE C (Continued)
------

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


                                                   Nine Months Ended
                                                        March 31,
                                                1997              1996
                                                ----              ----
Revenues                                       $987.6          $1,026.1
Net income (loss) from continuing operations   $(26.5)         $   16.4
Net income (loss) per share from continuing
   operations                                  $(1.00)         $  (0.07)
Net income (loss) applicable to
   common stockholders                         $ 39.5          $  (60.0)
Net income (loss) per share applicable
   to common stockholders                      $ 0.78          $  (1.67)

Bull Acquisition

The Company and Compagnie des Machines Bull ("Bull") negotiated a settlement of the objection proceedings which the Company initiated to challenge the net asset value of the assets it had acquired from Bull on January 31, 1995. As a result, the Company recorded in the financial statements for the quarter ended September 30, 1996, a reduction to Borrowings due within one year of $5.4 million, with a corresponding reduction to Goodwill. The remaining obligation, totaling $16.5 million, plus accrued interest of $2.8 million, was paid to Bull on December 30, 1996.

Integration-Related Costs and Other Charges

The Company recorded a charge to operations of $27.4 million in the quarter ended September 30, 1996, of which $12.3 million reflects the costs associated with combining the operations of the Company and I-NET. An additional $5.7 million was recorded as a purchase accounting adjustment related to the cost of integrating I-NET with the Company. Integration-related costs and other cost reduction initiatives consist of the following (in millions):

     Workforce-related                          $12.4
     Depreciable assets and other                 7.5
     Facilities                                   7.5
                                                -----
         Total                                  $27.4
                                                =====

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE C (Continued)
------

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

During the quarter ended March 31, 1997, the Company recorded a charge to operations of $8.6 million which primarily reflects the additional costs associated with integrating its recent acquisitions and for the writedown of legacy information systems being replaced. These charges consist of the following (in millions):

      Workforce-related                        $5.9
      Depreciable assets and other              2.6
      Facilities                                0.1
                                               ----
                                               $8.6
                                               ====

The formal plan was recorded as of March 31, 1997 based upon the best information available at the time. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. The Company plans to release approximately 200 employees as part of this initiative.

Cash outlays to complete these and earlier initiatives recorded as a charge to operations are estimated to approximate $16 million for the remainder of fiscal 1997 and $21 million thereafter. Cash outlays to complete the initiatives recorded as part of purchase accounting are estimated to approximate $10 million for the remainder of fiscal 1997 and $13 million thereafter. As of March 31, 1997, approximately 600 employees had been released in the current fiscal year relative to these and previously recorded initiatives.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE D - OTHER BALANCE SHEET INFORMATION
----------------------------------------


Components of selected captions in the Condensed Consolidated Balance Sheet follow (in millions):

                                                              March 31,           June 30,
                                                                1997                1996
                                                                ----                ----


Accounts receivable                                            $275.4              $204.9
     Less allowances                                             14.5                10.8
                                                               ------              ------
                                                               $260.9              $194.1
                                                               ======              ======
Inventories
     Finished products                                         $  6.4              $  9.5
     Raw materials and work-in-process                            9.3                 8.8
     Service parts and supplies                                   2.4                 1.6
                                                               ------              ------
                                                               $ 18.1              $ 19.9
                                                               ======              ======
Depreciable assets
     Land                                                      $  6.2              $  5.4
     Buildings and improvements                                  20.8                19.7
     Machinery and equipment                                     81.2                62.9
     Spare parts                                                141.4               140.9
                                                               ------              ------
                                                                249.6               228.9
     Less accumulated depreciation                              124.8                91.6
                                                               ------              ------
                                                               $124.8              $137.3
                                                               ======              ======

Intangible assets
     Trademarks and patents                                    $ 15.4              $ 24.8
     Computer software                                            0.6                37.1
     Installed base - service                                   120.5               128.5
     License agreements                                          24.9                29.9
     Assembled workforce                                         14.0                16.2
     Goodwill                                                   259.1                50.7
     Reorganization value in excess of amounts
        allocated to identifiable assets                           --                30.6
                                                               ------              ------
                                                                434.5               317.8
     Less accumulated amortization                              111.5               106.6
                                                               ------              ------
                                                               $323.0              $211.2
                                                               ======              ======


Accounts payable, accrued expenses and other
     Accounts payable                                          $ 56.9              $ 54.3
     Accrued expenses                                           124.9                98.7
     Compensation and benefits                                   63.6                49.1
     Restructuring, reorganization and integration-related       42.8                33.9
     Other                                                       18.4                21.6
                                                               ------              ------
                                                               $306.6              $257.6
                                                               ======              ======
Long-term liabilities
     Postretirement                                            $ 17.0              $ 17.3
     Pension                                                      7.3                 8.0
     Facilities                                                   9.9                15.0
     Restructuring, reorganization and integration-related       12.6                 5.2
     Insurance                                                    5.5                 7.4
     Other                                                       30.3                24.5
                                                               ------              ------
                                                               $ 82.6              $ 77.4
                                                               ======              ======



                    WANG LABORATORIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


NOTE E - IMPAIRMENT LOSSES ON LONG-LIVED ASSETS
-----------------------------------------------

In the first quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In accordance with SFAS 121, the Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business.

Due to accelerated conversion by a major client to other systems which became evident in February 1997, the Company evaluated the ongoing value of certain software licenses and the related goodwill that were the result of the Bull acquisition on January 31, 1995. Based on this evaluation, the Company determined that assets with a carrying amount of $21.3 million were impaired and wrote them down by $14.4 million to their estimated fair value of $6.9 million. In order to determine the fair value of these assets, the Company relied upon the present value of estimated future cash flows. The writedown of these assets is included in the line entitled "Amortization of intangibles - acquisition and fresh-start" in the consolidated statement of operations for the three and nine month periods ended March 31, 1997.

The Company's analysis indicates that assets associated with the sales and service of proprietary GCOS products are not currently impaired. The Company's current estimate of undiscounted cash flows indicated that the carrying amount of these assets is expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term should there be an accelerated revenue decline from these sources or the loss of a single major customer, resulting in the need to write down those assets to fair value.

NOTE F - CONTINGENCIES
----------------------

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. Cash proceeds, net of transaction costs paid to date, were $250.5 million. Approximately $19 million of cash is estimated to be required in the future for payment of transaction costs and guarantees. As a result of the sale, the operations of the software business unit for all periods presented have been reclassified to discontinued operations in the accompanying Statements of Operations and Statements of Cash Flows. Additionally, the gain on the sale has been reported as discontinued operations in the three and nine month periods ended March 31, 1997. The following discussion will therefore address the results of the Company excluding both the historical results of the software business unit and the gain on its sale to Kodak.

The Company reported revenues of $315.1 million for the three months ended March 31, 1997, a 26.9% increase compared to revenues of $248.3 million in the same period of the prior year. Revenues for the nine months ended March 31, 1997 increased by 21.5%, to $930.2 million, compared to $765.8 million in the same prior year period. Substantially all of the increase in revenues is attributable to acquisitions and internal growth.

In connection with the sale of the software business, the Company has organized its ongoing services business around four global service delivery units. The nonrecurring costs associated with these changes were provided for in the three months ended March 31, 1997 and amounted to $52.5 million. Of that total, $13.3 million resulted from the sale of the software business, $15.2 million is for organizational realignment and reductions in the G&A infrastructure, $19.0 million is related to reductions in the carrying value of certain assets (including $14.4 million of intangible assets determined to be impaired) and $5.0 million is for other charges. The writedown of the impaired intangible assets is included in the $22.7 million of amortization of acquired and fresh-start intangible assets reported in the Statement of Operations for the three months ended March 31, 1997.

The Company reported an operating loss of $40.3 million for the three months ended March 31, 1997 after charges of $52.5 million for these nonrecurring costs (including $8.6 million of integration-related costs and other charges) and amortization of fresh-start and acquired intangible assets. This compares to operating income of $22.7 million after amortization of fresh-start and acquired intangible assets for the three months ended March 31, 1996. The Company reported an operating loss of $32.9 million for the nine months ended
March 31, 1997, after integration-related costs and other

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

charges of $27.4 million recorded prior to the quarter ended March 31, 1997, the nonrecurring costs of $52.5 million recorded in the third quarter, and amortization of fresh-start and acquired intangible assets. This compares to operating income of $71.0 million for the same prior year period, after amortization of fresh-start and acquired intangible assets.

EBITDA (earnings before interest, income taxes, depreciation and amortization), which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is determined by excluding from the net income (loss): integration-related and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization. EBITDA was $36.2 million for the three months ended March 31, 1997, compared to $46.1 million in the same period of the prior year. EBITDA was $122.7 million and $142.1 million for the nine months ended March 31, 1997 and 1996, respectively

On November 13, 1996, the Company acquired Advanced Paradigms, Inc. ("API"), a privately-held Virginia-based provider of enterprise-wide Microsoft-specific LAN/WAN solutions, for approximately $6 million in cash and notes, plus assumed liabilities. API's Microsoft-centric expertise complements the Company's network and desktop services business, and enhances its position as a Microsoft Authorized Support Center. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Company in the accompanying financial statements include API's results of operations from the date of acquisition.

On August 29, 1996, the Company completed the acquisition of I-NET, for approximately $165 million in cash and notes, plus assumed liabilities. Prior to the transaction, the Company had an investment in I-NET of approximately $12 million. I-NET, previously privately-held, is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, LAN/WAN communications, and IT outsourcing. The Company is integrating I-NET into its existing business. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Company in the accompanying financial statements include I-NET's results of operations from the date of acquisition.

For the time periods presented, the focus of the Company's continuing operations was on providing services to the office productivity segment of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The addition of the Compagnie des Machines Bull ("Bull") and Dataserv service businesses added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company has directed additional resources to the MVS business with the goal of continuing to increase this revenue stream in the

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

future. In addition, the recent acquisition of I-NET positions the Company in one of the fastest growing areas of the information technology services market. The sale of the Company's software business unit to Kodak will enable the Company to focus all of its resources on its network and desktop integration and services business.

The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue during the current fiscal year at approximately 25%. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. These changes in business mix are expected to result in increased volatility of quarterly revenues and net income.

Services revenues during the three months ended March 31, 1997 increased by 96.4%, to $178.1 million in the United States, partially offset by an 8.3% decline, to $68.7 million, outside the United States. Services revenues in the United States during the nine months ended March 31, 1997 were $485.3 million, an increase of 72.3%. This increase was partially offset by a 9.6% decrease, to $212.8 million, in services revenues outside the United States. The increases in services revenues in the United States were primarily attributable to the acquisitions of Dataserv in May, 1996 and I-NET in August, 1996. Proprietary services revenues in the three months ended March 31, 1997 decreased by 28.9%, to $58.1 million. Proprietary services revenues in the nine month period ended March 31, 1997, declined by 27.3%, to $190.7 million. Network services revenues increased by 124.9%, to $188.7 million, in the three months ended March 31, 1997. Network services revenues in the nine months ended March 31, 1997 doubled to $507.4 million, compared to $254.5 million in the same prior year period. These increases were primarily due to the acquisitions of I-NET, Dataserv and BISS Limited ("BISS").

Product revenues during the three months ended March 31, 1997, increased by 9.2%, to $38.1 million in the United States. This increase, however, was more than offset by a decrease in product revenues outside the United States of 36.8%, to $30.2 million. Product revenues for the nine months ended March 31, 1997 increased by 19.3%, to $144.1 million in the United States, offset by a 31.3% decrease in product revenues outside the United States, to $88.0 million. Proprietary product sales totaled $13.1 million in the three month period ended March 31, 1997, a decline of 35.5%. Proprietary product sales in the nine month periods ended March 31, 1997 and 1996 were $42.9 million and $57.6 million, respectively, a decline of 25.5%, which is consistent with the Company's expectations. Network product and other product sales were $55.2 million and $62.4 million in the three month periods ended March 31, 1997 and 1996, respectively. Network product and other product sales remained stable at $189.2 million and $191.3 million in the nine month periods ended March 31, 1997 and 1996, respectively.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

Services revenues gross margin for the three months ended March 31, 1997 decreased to 21.6%, from 30.6% for the same prior year period. Gross margin for service and other revenues for the nine months ended March 31, 1997 decreased to 24.2%, from 31.8% for the same period of the prior year. Margins were negatively affected by the increase in maintenance revenues from lower-margin MVS products, the acquisition of I-NET (which has historically lower margins than the Company's existing business) and the nonrecurring costs recorded in the three months ended March 31, 1997. Excluding the portion of these nonrecurring costs included in cost of services, services gross margins would have been 23.0% and 24.7%, respectively, for the three and nine month periods ended March 31, 1997.

The services gross margin continues to be adversely affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of increased lower-margin MVS maintenance revenues, coupled with the inclusion of I-NET's lower gross margin structure going forward. It is expected that these margin reductions will be partially offset by the implementation of integration initiatives in subsequent periods.

Product gross margin was 27.5% for the three months ended March 31, 1997, compared to 33.7% for the same period of the prior year. Product gross margin for the nine months ended March 31, 1997 was 26.3%, compared to 31.8% for the same prior year period. The decrease in gross margin is primarily a result of the I-NET acquisition, which has historically lower margins than the Company as well as the nonrecurring costs recorded in the three months ended March 31, 1997. Excluding the portion of these nonrecurring costs included in cost of product sales, product gross margins would have been 30.3% and 27.2%, respectively, for the three and nine month periods ended March 31, 1997.

Research and development costs for the three months ended March 31, 1997, increased to $0.9 million, compared to $0.4 million for the same period of the prior year. Research and development costs for the nine months ended March 31, 1997 decreased by 9.7%, to $2.8 million, compared to $3.1 million in the same prior year period. The decrease is due to a combination of reductions in the support of the Company's proprietary VS and secured systems products and a more tightly-focused research and development scope. The Company's modest development efforts have been focused on continuing support of its proprietary VS products.

Selling, general and administrative expenses for the three months ended March 31, 1997 increased by 71.2%, or $33.4 million, to $80.3 million, compared to the same prior year period. This increase includes nonrecurring costs of $23.1 million. Excluding these nonrecurring costs, selling, general and administrative expenses for the three months ended March 31, 1997 would have been $57.2 million, an increase of 22.0% compared to the

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

same prior year period. Selling, general and administrative expenses as a percentage of total revenues increased to 25.5%, from 18.9% in the comparable prior year period. This increase is primarily due to the acquisitions of Dataserv and I-NET, offset by cost reductions at the Company's Federal subsidiary which are a result of the integration initiative recorded for I-NET, and in Europe. Excluding the $23.1 million of nonrecurring costs, selling, general and administrative expenses recorded in the three months ended March 31, 1997 were 18.1% of total revenues. Selling, general and administrative expenses for the nine months ended March 31, 1997 increased by 27.1%, to $182.1 million, compared to the same prior year period. Excluding the third quarter nonrecurring costs, selling, general and administrative expenses increased 10.9% from the comparable prior year period, a modest increase in light of the addition of Dataserv and I-NET expenses. Selling, general and administrative expenses as a percentage of total revenues for the nine months ended March 31, 1997 increased to 19.6%, compared to 18.7% in the same period of the prior year. Excluding the third quarter nonrecurring costs, selling, general and administrative expenses decreased as a percentage of total revenues to 17.1% compared to the same prior year period. Selling, general and administrative expenses were reduced as a result of integration activities initiated in relation to the acquisitions. Continued integration activities should contribute significantly to the elimination of unnecessary or redundant programs, personnel, support costs and other related expenses going forward.

Amortization of fresh-start and acquired intangible assets totaled $22.7 million and $42.2 million for the three and nine month periods ended March 31, 1997, respectively. Amortization for the three months ended March 31, 1997, includes $2.2 million related to the implementation of fresh-start reporting, $6.1 million for intangible assets established in connection with business acquisitions and $14.4 million for the writedown of impaired acquired intangible assets. Amortization of $9.5 million related to fresh-start reporting and $18.3 million for business acquisition intangible assets, as well as $14.4 million for the writedown of impaired acquired intangible assets was recorded during the nine months ended March 31, 1997. Amortization of $8.6 million and $25.9 million was recorded during the three and nine month periods ended March 31, 1996. Of these amounts, amortization of $4.8 million and $14.3 million related to fresh-start reporting and amortization of $3.8 million and $11.6 million was recorded for acquisition-related intangible assets, during these respective periods.

Interest expense for the three and nine month periods ended March 31, 1997, increased to $3.9 million and $8.8 million, respectively, compared to $1.3 million and $3.5 million, respectively, for the same prior year periods. The increase in interest expense is principally the result of amounts outstanding under the Revolving Credit Facility with Bankers Trust Company and interest on the note issued to the selling stockholders of I-NET. Interest income was $1.3 million and $2.0 million for the three months ended March 31, 1997 and 1996,

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)
---------------------

respectively. Interest income for the nine months ended March 31, 1997 and 1996 was $3.9 million and $6.8 million, respectively. The reductions in interest income are primarily due to the decrease in cash available for investing as a result of the cash paid to acquire I-NET.

The continuing operations benefit for income taxes was $21.1 million and $18.1 million for the three and nine month periods ended March 31, 1997, respectively. This was more than offset by the provision for discontinued operations of $67.5 million and $65.9 million for these respective periods. The net provision of $46.4 million and $47.8 million for the three and nine month periods ended March 31, 1997, respectively, included $44.5 million and $45.6 million of non-cash expense relating to the utilization of the Company's net operating loss carryforwards. The continuing operations provision for income taxes of $7.3 million and $28.5 million for the three and nine month periods ended March 31, 1996, respectively, included $3.1 million and $9.9 million of non-cash expense.

At March 31, 1997, the Company employed approximately 9,800 people in continuing operations, compared to 6,400 at March 31, 1996. The increase in employees as a result of acquisitions was partially offset by integration activities.

Liquidity and Sources of Capital
--------------------------------

Cash and equivalents increased by $36.3 million, to $211.6 million, during the nine months ended March 31, 1997, primarily due to cash received for the sale of the software business unit to Kodak, offset by payments related to the acquisition of I-NET. This compares to a $27.7 million increase in the same period of the prior year.

Cash provided by operations totaled $245.6 million, including $250.5 million of net proceeds from the sale of the software business to Kodak, offset by cash used in discontinued operations of $35.8 million, for the nine months ended March 31, 1997. This compares to cash provided by operations of $10.9 million, including cash used in discontinued operations of $48.6 million, for the same prior year period. Higher levels of receivables utilized $5.5 million of cash in the current period, compared to $19.0 million in the same period of the prior year. The Company's continuing focus on cash collections, including systems improvements, is primarily responsible for this improved performance, especially in light of the Company's higher revenue base this year as a result of acquisitions. Lower accounts payable and other current liabilities resulted in reductions in cash of $43.2 million and $11.6 million for the nine month periods ended March 31, 1997 and 1996, respectively. The liability reductions primarily relate to the timing of vendor payments, acquisition of I-NET and a shift from a more product-related business to a more service-related business.

Net cash used in investing activities totaled $202.5 million for the nine months ended March 31, 1997, compared to $43.1 million for the same period of the prior year. The $169.9 million of cash paid for business acquisitions

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
--------------------------------

during the nine months ended March 31, 1997, includes payments of $153.4 million related to the I-NET acquisition and $16.5 million to Bull in payment of the outstanding note payable. Cash payments of $7.9 million for the prior year comparable period relate to the BISS acquisition. Investment in depreciable assets was $34.2 million for the nine months ended March 31, 1997, compared to $32.3 million for the same period of the prior year. Cash proceeds of $5.6 million for the nine months ended March 31, 1997 reflect the receipt of payment for the June 1996 sale of two-thirds of the Company's remaining 30% equity investment in its New Zealand subsidiary. Cash proceeds of $4.0 million for the prior year comparable period resulted from the sale of the Company's Culembourg facility in the Netherlands.

Net cash used in financing activities totaled $5.2 million for the period, compared to $59.8 million of cash provided by financing activities in the same period of the prior year. Net payment of short-term borrowings used $0.3 million of cash for the nine months ended March 31, 1997, compared to $2.5 million in the same prior year period. Cash dividends of $10.1 million were paid on the Company's preferred stock during the nine months ended March 31, 1997, compared to $3.3 million in dividends paid during the same prior year period. The increase in cash dividends is attributable to the dividends on the 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") which was issued in February 1996, coupled with the commencement of cash dividend payments on the 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), partially offset by the elimination of the dividend payments on the Exchangeable Preferred Stock redeemed on February 27, 1996.

In connection with the acquisition of I-NET, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. At March 31, 1997, in addition to the cash balance on hand, the Company had available to it the unused portions of the Revolving Credit Facility, providing for additional borrowings and/or the issuance of additional letters of credit of up to $213.4 million. Although financial accounting rules require the amounts due under the Revolving Credit Facility to be classified as a current liability, the terms of the Revolving Credit Facility do not require the Company to pay the amounts due within the next twelve months.

In addition to normal operating activities, expected cash requirements over the next twelve months include approximately $53 million for both new and previously recorded integration-related, purchase accounting and business realignment initiatives, as well as approximately $15 million for the construction of the Company's new Corporate headquarters in Billerica, Massachusetts, scheduled for completion in the summer of 1998.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Sources of Capital (Continued)
--------------------------------

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under the Revolving Credit Facility, will be sufficient to meet the Company's cash requirements for operations for the next twelve months, and to complete the planned integration-related and business realignment activities. As part of furthering its business strategy, the Company continually explores the acquisition of or the opportunity for strategic relationships with other businesses. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

Risks and Uncertainties
-----------------------

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Such forward-looking statements relate to the Company's business, acquisitions, products, services, software, expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various Company documents to be issued in the future and in various oral statements by Company representatives to security analysts, investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward-looking statements. Such factors included, without limitation, the following:

         IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing network services to customers and clients and to build upon that growth through appropriate strategic alliances and acquisitions designed to complement Wang's core competencies. The Company's ability to implement this strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts or the inability to deliver the required services in a timely manner under such contracts. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft Corporation ("Microsoft") and Cisco Systems, Inc. ("CISCO") are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationship with Microsoft also includes certain contractual obligations, which, if not satisfied, could allow Microsoft to terminate all or a portion of the relationship. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of any acquired companies. The Company evaluates such transactions regularly, and one or more such transactions could occur at any time.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risks and Uncertainties (Continued)
-----------------------------------

        Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems. The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue during the current fiscal year at approximately 25%. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues from traditional proprietary sources. To the extent that there are delays and difficulties in the implementation of the Company's strategy, or that the decline in revenues from proprietary sources is more rapid than anticipated, the Company's results of operations and the price of its equity securities could be adversely affected.

         DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management and technical personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly, trained and experienced technical professionals capable of providing sophisticated network and outsourcing services. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

         COMPETITION. The information technology ("IT") services industry, including the network and outsourcing service and support markets, is intensely competitive and undergoing rapid change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing , communications and consulting companies provide the most significant competition. The Company must also compete, particularly in the network services market, with other IT services businesses with more limited resources, but which have, in a number of cases, been able to develop a strong local or regional customer base. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. There can be no assurance that the Company will be able to compete successfully against other companies that provide IT services.

         YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services, errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could chose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risks and Uncertainties (Continued)
-----------------------------------

An increasing rate of conversion would result in an increasing rate of decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations.

         POSSIBLE VOLATILITY OF PRICE OF COMMON STOCK. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market price of the stocks of many high technology companies have experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

         DEPENDENCE ON GOVERNMENT REVENUE. In fiscal 1996 the Company derived approximately 22% of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. A significant portion of the Company's United States federal government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the United States government and government agencies are received under a number of different contracts and from a number of different government agencies and departments.

         INTERNATIONAL OPERATIONS. International revenues in recent years have accounted for a substantial portion of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange rates, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience significant losses on international currency fluctuations. In addition, effective intellectual property protection may not be available in every foreign country in which the Company distributes its own and other products and the loss of such protection could have a material adverse effect on the business of the Company.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risks and Uncertainties (Continued)
-----------------------------------

         NATURE OF CONTRACTS. Many of the Company's commercial contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ materially from such estimates. In addition, IT outsourcing contracts in particular, often contain provisions that allow for termination for convenience, Service Level Agreement ("SLA") compliance, penalties and the competitive procurement process. Such contracts often require high expenditures and long lead times with no assurance of success.

         SUPERIOR RIGHTS OF PREFERRED STOCK. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5,000,000 authorized shares of Preferred Stock, 90,000 shares have been designated as 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as 6 1/2% Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), all of which shares have been issued. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and the Series B Preferred Stock and any other series of Preferred Stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

         ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and By-Laws and the Delaware General Corporation Law contain certain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests.

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 10-Q


         (a)      The following exhibits are included herein:

Exhibit No.                       Description
-----------                       -----------

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

10.5(6)          Employment Agreement with James J. Hogan

10.6(3)          Consulting Agreement of Raymond C. Kurzweil

10.7(5)          Employee Retention Agreement with William P. Ferry

10.8(5)          Employee Retention Agreement with James J. Hogan

10.9(5)          Employment Agreement with Bruce A. Ryan

10.10(7)         Stock Incentive Plan, as Amended





Exhibit No.                           Description
-----------                           -----------

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





Exhibit No.                           Description
-----------                           -----------

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

10.31(16)        Stock Purchase Agreement with respect to the Registrant's acquisition of
                 I-NET, Inc.

10.32(16)        Amended and Restated Credit Agreement among the Registrant, Wang Federal,
                 Inc., Wang Canada Limited, I-NET, Inc., Dataserv Computer Maintenance,
                 Inc., certain Lenders, Co-Agents and a Collateral Agent named therein, and Bankers Trust Company as Agent and Issuing Bank dated as of August
                 29, 1996

10.33(17)        Non-Qualified Option Agreement to Purchase Shares of Common Stock for
                 Robert K. Weiler

10.34(17)        Employment Agreement of Joseph M. Tucci, as Amended

10.35(17)        Employment Agreement of Lucy A. Flynn

10.36(18)        1995 Employees Stock Purchase Plan, as Amended

10.37(18)        Employees' Stock Incentive Plan, as Amended

10.38(18)        1995 Director Stock Option Plan, as Amended

10.39(18)        Employment Agreement of Joseph M. Tucci, as Amended

10.40(19)        Asset Purchase Agreement, as amended, with respect to the Registrant's sale of its software business unit to Eastman Kodak Company

10.41            Amended and Restated Employment Agreement of Joseph M. Tucci

10.42            Restricted Stock Agreement of Joseph M. Tucci

10.43            Non Qualified Long Term Incentive Stock Option Agreement of Joseph M.
                 Tucci

10.44            Second Amendment to the Change of Control Severance Agreement of Joseph
                 M. Tucci



Exhibit No.                           Description
-----------                           -----------

10.45 Form of Non Qualified Long Term Incentive Stock Option Agreement with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.46 Form of Restricted Stock Agreement with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.47     Amended and Restated Employment Agreement of Ken S. Bajaj

10.48     Letter Agreement of Employment of Jose Ofman

10.49     Amendment Number 1 to Letter Agreement of Employment of Jose Ofman

10.50 Non Qualified Long Term Incentive Stock Option Agreement with Jeremiah J. J. Van Vuuren

10.51     Letter Agreement for Special Bonus of Franklyn A. Caine

10.52     Change in Control Severance Agreement, as amended of Franklyn A.
          Caine

10.53     Letter Agreement for Special Bonus of Albert A. Notini

10.54     Change in Control Severance Agreement, as amended of Albert A. Notini

10.55     Letter Agreement for Special Bonus of David I. Goulden

10.56     Change in Control Severance Agreement, as amended of David I. Goulden

10.57     Amendment Number 1 to the 1993 Directors' Stock Option Plan

10.58     Amendment Number 2 to the Stock Incentive Plan

10.59     Amendment Number 3 to the Employees' Stock Incentive Plan

10.60     Letter Agreement for 1996 Bonus for Ken S. Bajaj

11.1      Statements re Computation of Per Share Earnings

12.1      Calculation of Ratio of Earnings to Fixed Charges

27.1      Financial Data Schedule

27.2      Financial Data Schedule Restated




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

18 Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

19 Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1997.


     (b) During the quarter ended March 31, 1997, the Registrant filed a Current Report on Form 8-K dated January 29, 1997 containing the press release announcing the sale of Wang's software business unit to Eastman Kodak Company and a press release announcing the earnings for the quarter ended December 31, 1996 and a Current Report on Form 8-K dated March 17, 1997 containing (i) unaudited pro forma condensed financial statements as of December 31, 1996 as if the sale of the Registrant's software business unit to Eastman Kodak Company had been consummated on December 31, 1996; (ii) the Asset Purchase Agreement between the Registrant and Eastman Kodak Company; (iii) a press release announcing the completion of the sale of the software business unit to Eastman Kodak Company; and (iv) a press release outlining certain of the Registrant's organizational changes.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:    May 15, 1997



                                       WANG LABORATORIES, INC.




                                       /s/ Franklyn A. Caine
                                       ----------------------------
                                       Franklyn A. Caine,
                                       Executive Vice President and
                                       Chief Financial Officer