Form 10-K/A
period 1996-06-30
WANG LABORATORIES INC
filed 1997-08-19
CIK 104519

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K


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

          This Amendment to the Annual Report on Form 10-K of Wang Laboratories, Inc. ("Wang" or the "Company") for the fiscal year ended June 30, 1996, gives effect to certain changes in Item 6 - Selected Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

          This Amendment, which is the result of informal discussions with the staff of the Securities and Exchange Commission, reflects the reversal of certain reserves originally recorded by the Predecessor Company in 1993 upon the confirmation of the Company's Chapter 11 Reorganization Plan. These reversals have resulted in reductions to fresh-start intangible assets, accrued expenses and non-current liabilities and in increases to net income and to equity of the reorganized Company at September 30, 1993. The resulting balance sheets, statements of operations, statements of cash flows, statements of equity, footnotes and exhibits reflecting those changes for all subsequently reported fiscal year periods are also included in this Amendment. The Statements of Operations have also been modified to report separately the gross amounts of acquisition=related costs, restructuring costs and Chapter 11 related costs. Footnote B and J have been reformatted and expanded to reflect the revised Statements of Operations format.

PART II

ITEM 6.   SELECTED FINANCIAL DATA

          See EXHIBIT A attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          See EXHIBIT B attached hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See EXHIBIT C attached hereto.

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

August 12, 1997

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
                              June 30, 1996  June 30, 1995  June 30, 1994       Sept 30, 1993    1993       1992
                                (Restated)     (Restated)     (Restated)          (Restated)
------------------------------------------------------------------------------------------------------------------

Revenues                          $1,089.8       $947.2          $644.4     |     $210.9       $1,247.0   $1,896.2
Income (loss) from continuing                                               |
  operations before reorgani-                                               |
  zation expenses, discontinued                                             |
  operations, fresh-start                                                   |
  reporting adjustment and                                                  |
  extraordinary item                  (5.5)      $(68.1)         $  8.6     |     $ 11.9       $ (69.9)   $ (358.2)
                                                                            |
Reorganization expenses                 --           --              --     |       20.8        (127.3)         --
                                                                            |
Income from discontinued                                                    |
  operations                            --           --              --     |         --            --         1.6
Fresh-start reporting adjustment        --           --              --     |      193.6            --          --
Gain on debt discharge                  --           --              --     |      329.3            --          --
                                  --------       ------          ------     |     ------       -------     -------
                                                                            |
Net income (loss)                    (5.5)        (68.1)         $  8.6     |      514.0        (197.2)     (356.6)
Dividends and accretion on                                                  |
  preferred stock                   (22.6)         (8.7)           (4.2)    |         --            --          --
                                  -------        ------          ------     |     ------       -------     -------
                                                                            |
Net income (loss) applicable to                                             |
 common stockholders              $ (28.1)       $(76.8)         $  4.4     |     $514.0       $(197.2)   $ (356.6)
                                  =======        ======          ======     |     ======       =======    ========
                                                                            |
Net income (loss) per share       $ (0.77)       $(2.24)         $ 0.13     |          *             *           *
                                  =======        ======          ======     |     ======       =======    ========
                                                                            |
Average number of employees         6,900         5,900           5,900     |      6,700         9,500      13,900



At June 30,                        1996          1995            1994               1993        1992
                                (Restated)     (Restated)     (Restated)
------------------------------------------------------------------------------------------------------

Total assets                      $856.6        $852.5          $677.1      |      $ 588.8    $1,065.9
                                                                            |
Depreciable assets, net           $137.3        $134.4          $ 79.6      |      $ 137.4    $  316.1
                                                                            |
Working capital                   $ 67.6        $ 34.1          $ 95.1      |      $  26.3    $  (13.7)
                                                                            |
Long-term debt, excluding                                                   |
  Liabilities subject to                                                    |
  compromise                          --        $ 23.0          $  2.0      |      $  13.8    $  452.6
                                                                            |
Series A preferred stock          $ 84.8        $ 84.1          $   --      |      $    --    $     --
                                                                            |
Exchangeable preferred stock      $   --        $ 61.5          $ 53.2      |      $    --    $     --
                                                                            |
Stockholders' equity (deficit)    $343.1        $220.8          $272.3      |      $(501.4)   $ (286.4)
                                                                            |
Number of employees                7,900         6,900           5,300      |        6,900      12,900




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

Recent Developments
-------------------

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

Basis of Presentation
---------------------

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

Except for historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Such forward-looking statements relate to the Company's business, acquisitions, products,

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation (continued)
---------------------------------

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

- International revenues in recent years have accounted for approximately 50 percent of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales,

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation (continued)
---------------------------------

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

Results of Operations
---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995
-------------------------------------------------------------


For the year ended June 30, 1996, the Company reported revenues of $1,089.8 million, a 15.1% increase compared to revenues of $947.2 million for the prior year. The Company reported an operating loss of $2.4 million for the year, after net acquisition-related, restructuring and Chapter 11-related charges of $29.7 million and $42.6 million of amortization of fresh-start and acquired intangible assets. This compares to an operating loss of $74.7 million for the prior year, after net acquisition-related, restructuring and Chapter 11-related charges of $70.7 million and $31.3 million of amortization of fresh-start and acquired intangible assets.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $134.9 million for the year, an increase of 63.5% compared to $82.5 million for the prior year. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is determined by excluding from the net income(loss): acquisition-related, restructuring and Chapter 11-related charges; income taxes; interest expense; interest income; depreciation and amortization.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
-------------------------------------------------------------------------

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


On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems Inc. its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The Company integrated the acquired businesses with its existing businesses. Acquisition-related charges of $81.1 million were recorded during the fiscal year ended June 30, 1995.

On July 21, 1995, the Company completed the acquisition of Sigma Imaging Systems, Inc. ("Sigma") (subsequently renamed Wang Software N.Y., Inc.) for a purchase price of $20.0 million, consisting of $15.0 million in cash and $5.0 million in stock of the Company. Sigma designs and markets workflow and imaging software for paper-intensive process applications. These products provide customers the scaleable, enterprise-wide processing power required for high-volume, image-enabled transaction processing applications. Sigma's products are used in some of the largest multi-site imaging and workflow systems in operation today. Management believes Sigma products running on Microsoft Corporation's Windows NT operating systems will allow Wang to benefit from revenue growth opportunities made possible by its alliance with Microsoft Corporation. Acquisition-related charges of $30.8 million were recorded during the fiscal year ended June 30, 1996.


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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
-------------------------------------------------------------------------

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
-------------------------------------------------------------------------

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


Selling, general and administrative expenses increased $21.6 million, or 9.3%, compared to the prior year, but decreased as a percent of revenue to 23.3% compared to 24.5% for the prior year. The increased expenses are mainly due to business acquisitions. Offsetting these increases were acquisition-related initiatives and restructuring programs which contributed significantly to the elimination of redundant facilities, personnel, support costs and other related expenses.

Amortization of fresh-start and acquired intangible assets totaled $42.6 million compared to $31.3 million for the prior year. Amortization includes $24.9 million related to fresh-start reporting and $17.7 million for intangible assets established in connection with business acquisitions. For the prior year, amortization of $25.6 million was related to fresh-start reporting and $5.7 million was related to business acquisitions.



Periodically, the accruals related to restructuring and reorganization-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Review of the reorganization-related accruals in fiscal 1996 identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals which were reversed. The fiscal 1995 review of the reorganization-related accruals identified $2.3 million of excess Chapter 11 accounts payable accruals which were reversed. These reversals are reported as Chapter 11-related charges (income) in the statements of operations. Review of the restructuring accruals identified net additional requirements of $2.2 million in 1996 and excess reserves of $8.1 million in 1995 related to previously approved and recorded initiatives. These adjustments are reported as All other restructuring costs (income) in the statements of operations.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year ended June 30, 1996 compared to year ended June 30, 1995 (continued)
-------------------------------------------------------------------------

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

Nine months ended June 30, 1994
-------------------------------


The Company reported revenues of $644.4 million and operating income of $10.6 million for the nine months ended June 30, 1994. Operating income was reduced by $20.2 million for the amortization of intangible assets established in connection with fresh-start reporting. Net income for the period was $8.6 million.

EBITDA amounted to $66.6 million for the nine months ended June 30, 1994. EBITDA was determined by excluding from net income: income taxes; interest expense; interest income; depreciation and amortization.


Product revenues for the nine months ended June 30, 1994 totaled $128.8 million in the U.S. and $110.3 million outside the U.S. Product revenues were comprised of $73.6 million for proprietary product sales, $156.7 million for network products and other product sales, and $8.8 million for open software product sales. Product

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine months ended June 30, 1994 (continued)
-------------------------------------------

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine months ended June 30, 1994 (continued)
-------------------------------


Selling, general and administrative expenses totaled $176.1 million, or 27.3% of revenues, for the period. Selling, general and administrative expenses continued to decline as a result of restructuring programs implemented in connection with the Company's Reorganization Plan, including depreciable asset write-downs, workforce reductions, and the disposal or abandonment of certain sales and manufacturing facilities.


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

Three months ended September 30, 1993 compared to three months
--------------------------------------------------------------
ended September 30, 1992
------------------------


The Company reported operating income of $12.4 million for the three months ended September 30, 1993, compared to an operating loss of $23.2 million for the same period of the prior year. After recognition of a $329.3 million gain on debt discharge and a $193.6 million adjustment to increase historical cost of the assets and liabilities of the Company to fair value, in connection with the adoption of fresh-start reporting, the Company reported net income of $514.0 million compared to a net loss of $66.6 million for the same period of the prior year.


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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
------------------------------------------------------------------------------
30, 1992 (continued)
--------


EBITDA amounted to $24.8 million for the three months ended September 30, 1993 (prior to reorganization expenses, including restructuring items of $20.8 million, a fresh-start reporting adjustment of $193.6 million and a gain on debt discharge of $329.3 million) and $7.5 million for the three months ended September 30, 1992 (prior to reorganization expenses, including restructuring items of $28.0 million).


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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
------------------------------------------------------------------------------
30, 1992 (continued)
--------

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


Reorganization expenses of $20.8 million for the three months ended September 30, 1993, consisted primarily of $5.4 million of incurred professional fees and other related charges, a fresh-start adjustment of $7.2 million to accrue for amounts expected to be paid through the completion of all Chapter 11-related matters and $8.2 million of restructuring charges to increase accruals to the amounts necessary to complete additional restructuring measures primarily at locations outside of the U.S. Reorganization expenses totaling $28.0 million for the comparable quarter of the prior year consisted primarily of professional fees and a $19.5 million foreign exchange loss relating to the exposed portion of the Company's pre-petition Swiss franc-denominated bonds, which was due to the strengthening of the Swiss franc against the U.S. dollar in the first quarter. Restructuring initiatives in 1993 and 1994 resulted in annual savings of approximately $160 million for the twelve months ended

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1993 compared to three months ended September
------------------------------------------------------------------------------
30, 1992 (continued)
--------

June 30, 1994. The reduction in employees from 11,285 at September 30, 1992 to 6,405 at September 30, 1993 was primarily attributable to the restructuring initiatives.

The gain on debt discharge of $329.3 million and the fresh-start reporting adjustment of $193.6 million for the three months ended September 30, 1993, were the result of recording the effects of the Reorganization Plan.

Liquidity and Sources of Capital
--------------------------------

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


Cash provided by operations before restructuring and reorganization-related items of $72.1 million, less cash used for restructuring and reorganization-related items of $12.1 million, resulted in net cash provided by operations of $60.0 million for the year ended June 30, 1996. This compares to cash provided by operations before restructuring and reorganization-related items of $82.4 million, less cash used for restructuring and reorganization-related items of $55.1 million, resulting in net cash provided by operations of $27.3 million for the year ended June 30, 1995. Cash provided by operations before restructuring payments and reorganization-related items for the years ended June 30, 1996 and 1995 includes $34.2 million and $20.3 million, respectively, for payments of acquisition-related charges.


Lower levels of receivables, net of acquired receivables, generated $4.5 million and $49.5 million of cash in the years ended June 30, 1996 and 1995, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital (continued)
--------------------------------


Lower accounts payable and other current liabilities, net of acquired accounts payable and other current liabilities, used $48.3 million and $42.0 million of cash for the years ended June 30, 1996 and 1995, respectively. The liability reductions primarily relate to a decrease in deferred service revenue caused by the decline in proprietary maintenance contracts which usually are of a longer term nature and require cash prepayments and to a shift to more service related business from product related business.


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

As more fully disclosed in Note A, under the caption Basis of Presentation, the accompanying financial statements have been restated.


                                                        Ernst & Young LLP


Boston, Massachusetts
July 24, 1996, except for Note L as to which the date is August 29, 1996 and except for the second paragraph of Note A as to which the date is August 14, 1997.

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations (Restated)

(Dollars in millions except per share data)                                                    Predecessor
                                                                                                 Company
                                                                                               ------------
                                                        Year         Year   Nine Months        Three Months
                                                       Ended        Ended      Ended              Ended
                                                      June 30,     June 30,   June 30,         September 30,
                                                        1996         1995       1994               1993

                                                      --------     -------- -----------        -------------
Revenues
  Product sales                                      $  368.9      $  365.7    $239.1      |      $  64.1
  Service and other                                     720.9         581.5     405.3      |        146.8
                                                     --------      --------    ------      |      -------
    Total revenues                                    1,089.8         947.2     644.4      |        210.9
                                                                                           |
Costs and expenses                                                                         |
  Cost of product sales                                 235.0         254.4     147.7      |         40.1
  Cost of service and other                             497.4         401.8     260.1      |         86.9
  Research and development                               33.7          31.5      29.7      |         10.0
  Selling, general and administrative                   253.8         232.2     176.1      |         61.5
  Amortization of intangibles - acquisition                                                |
    and fresh-start                                      42.6          31.3      20.2      |           --
  Acquisition-related charges                            30.8          81.1        --      |           --
  Chapter 11-related charges (income)                    (3.3)         (2.3)       --      |           --
  All other restructuring costs (income)                  2.2          (8.1)       --      |           --
                                                     --------      --------    ------      |      -------
    Total costs and expenses                          1,092.2       1,021.9     633.8      |        198.5
                                                     --------      --------    ------      |      -------
                                                                                           |
                                                                                           |
Operating income (loss)                                  (2.4)        (74.7)     10.6      |         12.4
                                                                                           |
Other (income) expense                                                                     |
  Interest expense                                        5.1           3.7       3.5      |          1.2
  Other income - net                                    (13.0)        (13.9)    (11.3)     |         (1.1)
                                                     --------      --------    ------      |      -------
    Total other (income) expense                         (7.9)        (10.2)     (7.8)     |          0.1
                                                     --------      --------    ------      |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
 BEFORE REORGANIZATION                                                                     |
  EXPENSES, INCOME TAXES, FRESH-                                                           |
  START REPORTING ADJUSTMENT                                                               |
  AND EXTRAORDINARY ITEM                                  5.5         (64.5)     18.4      |         12.3
                                                                                           |
Reorganization expenses, including                                                         |
  restructuring items                                      --            --        --      |         20.8
                                                     --------      --------    ------      |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
 BEFORE INCOME TAXES,                                                                      |
  FRESH-START REPORTING ADJUSTMENT                                                         |
  AND EXTRAORDINARY ITEM                                  5.5         (64.5)     18.4      |         (8.5)
Provision for income taxes                               11.0           3.6       9.8      |          0.4
                                                     --------      --------   -------      |      -------
                                                                                           |
INCOME (LOSS)                                                                              |
  BEFORE FRESH-START REPORTING                                                             |
 ADJUSTMENT AND EXTRAORDINARY ITEM                       (5.5)        (68.1)      8.6      |         (8.9)




                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations (Restated) (Continued)

(Dollars in millions except per share data)

                                                                                   Predecessor
                                                                                     Company
                                                                                  -------------
                                        Year         Year       Nine Months       Three Months
                                        Ended        Ended         Ended              Ended
                                       June 30,     June 30,      June 30,        September 30,
                                         1996         1995          1994              1993

                                       --------     --------    -----------       -------------

Fresh-start reporting adjustment           --            --            --      |      193.6
Gain on debt discharge                     --            --            --      |      329.3
                                       ------        ------         -----      |     ------
                                                                               |
NET INCOME (LOSS)                        (5.5)        (68.1)          8.6      |      514.0
                                                                               |
Dividends and accretion on                                                     |
  preferred stock                       (22.6)         (8.7)         (4.2)     |         --
                                       ------        ------         -----      |     ------
                                                                               |
NET INCOME (LOSS) APPLICABLE TO                                                |
  COMMON STOCKHOLDERS                  $(28.1)       $(76.8)        $ 4.4      |     $514.0
                                       ======        ======         =====      |     ======
                                                                               |
WEIGHTED AVERAGE SHARES AND COMMON                                             |
  SHARE EQUIVALENTS OUTSTANDING                                                |
  (In millions)                          36.3          34.2          32.7      |          *
                                                                               |
NET INCOME (LOSS) PER SHARE            $(0.77)       $(2.24)        $0.13      |          *
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

Wang Laboratories, Inc. and Subsidiaries

Consolidated Balance Sheets (Restated)

                                                                 June 30,
                                                           --------------------
(Dollars in millions)                                       1996          1995

                                                           ------        -----
Assets
Current assets
     Cash and equivalents                                  $175.3        $182.4
     Accounts receivable, net                               194.1         182.5
     Inventories                                             19.9          24.4
     Other current assets                                    48.7          37.2
                                                           ------        ------
       Total current assets                                 438.0         426.5

Depreciable assets, net                                     137.3         134.4
Intangible assets, net                                      203.7         265.8
Other                                                        77.6          25.8
                                                           ------        ------
       Total assets                                        $856.6        $852.5
                                                           ======        ======

Liabilities and stockholders' equity
Current liabilities
     Borrowings due within one year                        $ 21.9        $  3.0
     Accounts payable, accrued expenses
       and other                                            272.8         296.1
     Deferred service revenue                                75.7          93.3
                                                           ------        ------
       Total current liabilities                            370.4         392.4

Long-term liabilities
     Debt                                                      --          23.0
     Other liabilities                                       58.3          70.7
                                                           ------        ------
       Total long-term liabilities                           58.3          93.7

Series A preferred stock                                     84.8          84.1
Exchangeable preferred stock                                   --          61.5

Stockholders' equity
     Series B preferred stock,
       $0.01 par value, 143,750 shares
       authorized and outstanding,
       liquidation preference of $143.8 million             138.3            --
     Common stock, $0.01 par value, 100,000,000
       shares authorized; 36,302,737 and 35,698,730
       shares outstanding, respectively                       0.4           0.3
     Capital in excess of par value                         278.7         291.2
     Cumulative translation adjustment                       (0.8)         (0.5)
     Accumulated deficit                                    (73.5)        (70.2)
                                                           ------        ------
       Total stockholders' equity                           343.1         220.8
                                                           ------        ------

       Total liabilities and stockholders'
       equity                                              $856.6        $852.5
                                                           ======        ======



              See notes to the consolidated financial statements.

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Restated)

(Dollars in millions)

                                                                                                Predecessor
                                                                                                  Company
                                                                                                ------------
                                                             Year       Year      Nine Months   Three Months
                                                            Ended       Ended        Ended         Ended
                                                           June 30,    June 30,     June 30,    September 30,
                                                             1996        1995        1994           1993

                                                           --------    --------   -----------   -------------
OPERATING ACTIVITIES
  Net income (loss)                                       $  (5.5)     $ (68.1)     $  8.6    |   $  514.0
  Depreciation                                               55.6         43.0        27.7    |       11.6
  Amortization                                               48.0         36.8        21.9    |        0.8
  Gain on asset sales                                        (2.3)        (1.6)         --    |         --
  Non-cash provision for income taxes                        10.3          3.4         7.2    |         --
  Provision for acquisition-related charges                  30.8         81.1          --    |         --
  Provision (income) for Chapter 11-related charges          (3.3)        (2.3)         --    |         --
  Provision (income) for all other restructuring costs        2.2         (8.1)         --    |         --
  Payments of acquisition-related charges                   (34.2)       (20.3)         --    |         --
                                                                                              |
  Fresh-start reporting adjustment                             --           --          --    |     (193.6)
  Extraordinary gain on debt discharge                         --           --          --    |     (329.3)
  Reorganization provisions                                    --           --          --    |       16.0
  Foreign exchange adjustment                                  --           --          --    |       (7.4)
                                                                                              |
Changes in other accounts affecting operations                                                |
    Accounts receivable                                       4.5         49.5        15.8    |       13.5
    Inventories                                               7.1         11.9         8.5    |        8.3
    Other current assets                                      4.2         (0.5)       15.1    |        4.8
    Accounts payable and other current                                                        |
      liabilities                                           (48.3)       (42.0)        1.1    |       (4.4)
    Other                                                     3.0         (0.4)        9.2    |        0.5
                                                          -------      -------      ------    |    -------
Net changes in other accounts affecting  operations         (29.5)        18.5        49.7    |       22.7
                                                          -------      -------      ------    |    -------
Net cash provided by operations                                                               |
  before restructuring payments and                                                           |
  reorganization-related items                               72.1         82.4       115.1    |       34.8
Restructuring payments and reorganization-                                                    |
  related items                                             (12.1)       (55.1)      (81.4)   |      (25.7)
                                                          -------      -------      ------    |    -------
Net cash provided by operations                              60.0         27.3        33.7    |        9.1
                                                          -------      -------      ------    |    -------
INVESTING ACTIVITIES                                                                          |
  Investment in depreciable assets                          (46.1)       (35.1)      (15.1)   |       (4.6)
  Investment in capitalized software                         (3.4)        (5.9)       (2.6)   |       (1.3)
  Proceeds from asset sales                                   5.0         26.4        11.2    |        4.7
  Business acquisitions, net of cash acquired               (65.5)      (109.6)       (3.4)   |         --
  Other                                                     (11.9)        (6.1)       (5.4)   |        0.3
                                                          -------      -------      ------    |    -------
  Net cash used in investing activities                    (121.9)      (130.3)      (15.3)   |       (0.9)
                                                          -------      -------      ------    |    -------





                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Restated) (Continued)

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

Consolidated Statements of Stockholders' Equity (Restated)

                                                                                                             Retained
                            Convertible     New      Class B     Class C      Capital in     Cumulative      Earnings
                             Preferred    Common     Common      Common       Excess of      Translation  (Accumulated
(Dollars in millions)          Stock      Stock       Stock       Stock       Par Value      Adjustment      Deficit)      Total
                            --------------------------------------------------------------------------------------------------------


Balance June 30, 1993           --           --      $ 81.0      $ 2.9        $ 977.5          $(84.4)       $(1,478.4)    $(501.4)

Net income                                                                                                       514.0       514.0
Stock plans                                                                       0.2                                          0.2
Repurchase of
  common stock
  (40,626 Class B shares)                              (0.2)                                                                  (0.2)
Currency translation                                                                              1.4                          1.4
Fresh-start reporting
  adjustments                                         (80.8)      (2.9)        (977.7)           83.0            978.4          --
Issuance of new
  common stock
  (30,316,500 shares)                       0.3                                 253.7                                        254.0
Other                                                                                                              0.1         0.1
                                --          ---      ------      -----        -------          ------        ---------     -------
Balance
  September 30, 1993 -
  Reorganized Company           --          0.3          --         --          253.7              --               --       256.4
Net income                                                                                                         8.6         8.6
Stock issued in private
  financing (1,500,000
  shares)                                                                        10.8                                         10.8
Stock grants (163,266
  shares)                                                                         1.2                                          1.2
Dividends and
  accretion on preferred
  stock                                                                          (1.8)                            (2.4)       (4.2)
Currency translation                                                                              3.0                          3.0
Other                                                                                                             (1.1)       (1.1)
                                --          ---      ------      -----        -------          ------        ---------     -------
Balance June 30, 1994           --          0.3          --         --          263.9             3.0              5.1       272.3




                            (CONTINUED ON NEXT PAGE)

Wang Laboratories, Inc. and Subsidiaries


Consolidated Statements of Stockholders' Equity (Restated) (Continued)

                                                                                               Retained
                           Convertible   New     Class B  Class C  Capital in  Cumulative      Earnings
                            Preferred   Common   Common   Common   Excess of   Translation  (Accumulated
(Dollars in millions)         Stock     Stock     Stock    Stock   Par Value   Adjustment      Deficit)      Total
                            ---------------------------------------------------------------------------------------



Balance June 30, 1994            --      0.3       --      --        263.9         3.0            5.1         272.3
Effect of pooling of
  interests -
  business combination                                                7.7                        (4.1)          3.6
  (1,790,971 shares)
Net loss                                                                                        (68.1)        (68.1)
Stock issued in business
  acquisition (1,650,000                                             22.9                                      22.9
  shares)
Stock plans (277,993                                                  2.3                                       2.3
  shares)
Dividends and accretion on
  preferred stock                                                    (5.6)                       (3.1)         (8.7)
Currency translation                                                              (3.5)                        (3.5)
                             ------     ----      ---     ---      ------        -----         ------        ------

Balance June 30, 1995                    0.3       --      --       291.2         (0.5)         (70.2)        220.8

Net loss                                                                                         (5.5)         (5.5)
Stock to be issued in
 business acquisition                                                 5.0                                       5.0
Stock plans (604,007                     0.1                          5.1                                       5.2
shares)
Dividends and accretion on
  preferred stock                                                   (22.6)                                    (22.6)
Issuance of cumulative
  convertible preferred
  stock,                      138.3                                                                           138.3
  net of issuance costs
Currency translation                                                              (0.3)                        (0.3)
Other                                                                                             2.2           2.2
                             ------     ----      ---     ---      ------        -----         ------        ------

Balance June 30, 1996        $138.3     $0.4      $--     $--      $278.7        $(0.8)        $(73.5)       $343.1
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

As more fully described in Note J, upon emergence from bankruptcy, the Company was required to adopt fresh start reporting. In connection therewith, the Company recorded certain amounts as liabilities in the post emergence balance sheet as of September 30, 1993. These liabilities were intended to cover anticipated costs which the Company believed related more appropriately to the operations of the Company prior to emergence from bankruptcy. The Company and the staff of the Securities and Exchange Commission have had discussions with respect to the appropriateness of recording these amounts as liabilities in connection with the application of fresh start reporting. As a result of these discussions, the Company has concluded that it is necessary to reverse certain liabilities recorded in the Predecessor Company's September 30, 1993 balance sheet and to restate the accompanying financial statements for all periods presented to reflect the effects of these changes. This restatement had the effect of increasing net income for the three months ended September 30, 1993 by $14.1 million. For periods subsequent to September 30, 1993, this had the effect of decreasing net income by $2.0 million or $0.07 per share in the nine months ended June 30, 1994 and increasing the net loss by $6.8 million or $0.20 per share and $4.9 million or $0.13 per share in fiscal 1995 and fiscal 1996, respectively.

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


NOTE B - BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES
--------------------------------------------------------------

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)


                                 Twelve Months    Nine Months
                                     Ended           Ended
                                    June 30,        June 30,
                                      1995            1994
                                 -------------    -----------

  Revenues                          $1,209.7         $975.8

  Net loss                          $  (55.9)        $ (2.3)
  Net loss applicable
    to common shareholders          $  (64.6)        $ (6.5)

  Net loss per share applicable
    to common shareholders          $  (1.91)        $(0.20)

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


                                     Year                Year
                                     Ended               Ended
                                    June 30,            June 30,
                                      1996                1995
                                    --------            --------

  Revenues                          $1,185.4            $1,071.6

  Net loss                          $   (8.0)           $  (55.9)

  Net loss applicable
    to common stockholders          $  (30.6)           $  (64.6)

  Net loss per share applicable
    to common stockholders          $  (0.84)           $  (1.90)

ACQUISITION-RELATED CHARGES: On March 29, 1995, the Company's Board of Directors approved an $81.1 million plan to proceed with integration and consolidation initiatives principally related to the Bull acquisition. This charge is reported as Acquisition-related charges in the accompanying statements of operations.
The formal plan was recorded as of March 31, 1995, based upon the best information available at the time. The facilities-related reserves for the Company's excess sales and service and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets including information systems, leasehold improvements and other productive assets no longer required. As a result of the acquisition, certain technical support, customer service, distribution, research and development, and administrative functions are being combined and reduced. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)


Gross acquisition-related charges of $30.8 million attributable to the Sigma acquisition, were recorded during fiscal 1996 after actions had been identified and quantified and the formal plan approved by the Company's Board of Directors. Included in these acquisition charges is $16.0 million for in-process research and development, representing that portion of the purchase price allocated to Sigma which was charged to operations because, in management's opinion, technological feasibility for this purchased research and development had not been established. Capitalized software write-offs of $6.6 million pertain to overlapping workflow software development efforts. Workforce-related charges, consisting principally of Wang severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. Other charges relate to customer transition commitments for discontinued Wang product offerings

The activity related to these charges during fiscal years 1995 and 1996 is summarized in the following table (in millions):

                                                                         Fiscal 1995 Activity
                                                  ------------------------------------------------------------------




                                       Balance        New              Purchase                   Currency                Balance
                                       6/30/94    initiatives         accounting  Utilization   translation    Other      6/30/95
                                    ---------------------------------------------------------------------------------------------

Acquisition-related accruals
  Facilities                             $ -         $ 6.1               $2.5       $ (3.4)         $ -        $  -        $ 5.2
  Depreciable assets                       -          15.8                4.1        (11.1)           -           -          8.8
  Workforce-related                        -          46.0                -           (9.6)          1.0          -         37.4
  Other                                    -          13.2                -           (7.8)           -         (1.6)        3.8
                                    --------------------------------------------------------------------------------------------
                                         $ -         $81.1(A)            $6.6       $(31.9)         $1.0       $(1.6)      $55.2
                                    ============================================================================================


                                                           Fiscal 1996 Activity
                                    ------------------------------------------------------------------
                                      Charges/
                                    (reversals)-
                                     changes in
                                     estimates
                                      and new          Purchase                              Currency      Balance
                                    initiatives       accounting  Utilization     Other    translation     6/30/96
                                    ------------------------------------------------------------------------------

Acquisition-related accruals
  Facilities                           $(0.9)            $ -        $ (3.2)                   $(0.1)        $ 1.0
  Depreciable assets                    22.0               -         (30.0)         -           -             0.8
  Workforce-related                      3.7              2.4        (26.6)         -          (0.5)         16.4
  Other                                  6.0               -          (4.5)        0.4          0.1           5.8
                                    -----------------------------------------------------------------------------
                                       $30.8(A)          $2.4       $(64.3) $      0.4        $(0.5)        $24.0
                                    =============================================================================

(A) Comprised of:
                                                                                                    1995       1996
                                                                                                   -----      -----
      Increases in initial purchase price adjusted pursuant to SFAS 38                             $  -       $  -
      Decreases in initial purchase price adjusted pursuant to SFAS 38                                -          -
      Initial charges for Bull and Sigma acquisitions in 1995 and 1996, respectively                81.1       30.8
      Increases and overages of estimated integration accruals recognized in income                   -         2.8
      Reversals of estimated integration accruals recognized in income                                -        (2.8)
                                                                                                 ------------------
                                                                                                   $81.1      $30.8
                                                                                                 ==================

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (Continued)

Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the fiscal 1996 review of the acquisition-related accruals, the Company identified excess reserves of $2.8 million, primarily related to facilities and depreciable assets, as well as $2.8 million of additional severance requirements relative to the workflow and imaging R&D workforce in Paris acquired from Bull. Shortly after the Bull acquisition, the Company's attempts to release these employees were met with resistance by the Works Council, which was supported by the trade unions. The Company entered protracted negotiations and litigation with the Works Council, resulting in the additional charge recorded to settle the matter.

Cash outlays to complete the Company's acquisition-related initiatives are estimated to approximate $22 million in fiscal 1997 and $1 million thereafter.

The June 30, 1996 and 1995 balances of acquisition-related reserves are classified as follows (in millions):

                                                      June 30,      June 30,
                                                        1996          1995
                                                      --------      --------

Depreciable assets                                     $ 0.8         $ 8.8
Accounts payable, accrued expenses
  and other                                             22.0          41.8
Non-current liabilities                                  1.2           4.6
                                                       -----         -----

                                                       $24.0         $55.2
                                                       =====         =====


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                             ======                ======


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C (Continued)


                                             June 30,              June 30,
                                               1996                 1995
                                             --------              --------
Intangible assets
  Trademarks and patents                     $ 24.8                $ 21.3
  Computer software                            37.1                  42.2
  Installed base - service                    128.5                 123.5
  License agreements                           29.9                  29.9
  Assembled workforce                          16.2                  11.7
  Goodwill                                     50.7                  18.9
  Reorganization value in excess
    of amounts allocated to
    identifiable intangible
    assets                                     21.2                  77.8
                                             ------                ------
                                              308.4                 325.3
  Less accumulated amortization               104.7                  59.5
                                             ------                ------
                                             $203.7                $265.8
                                             ======                ======
Accounts payable, accrued
  expenses and other
  Accounts payable                           $ 54.3                $ 62.3
  Accrued expenses                            117.5                  98.9
  Compensation and benefits                    49.1                  50.1
  Restructuring, reorganization
    and acquisition-related                    30.3                  60.4
  Other                                        21.6                  24.4
                                             ------                ------
                                             $272.8                $296.1
                                             ======                ======


Other long-term liabilities
  Postretirement                             $ 17.3                $ 18.5
  Pension                                       8.0                   8.2
  Facilities                                   15.0                  16.5
  Restructuring, reorganization and
    acquisition-related                         2.6                   9.3
  Insurance                                     7.4                   6.5
  Other                                         8.0                  11.7
                                             ------                ------
                                             $ 58.3                $ 70.7
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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (Continued)


Certain information on a geographic basis follows (in millions):


                                                                                Predecessor Company
                                        Year         Year     Nine Months       -------------------
                                       Ended        Ended       Ended           Three Months Ended
                                      June 30,     June 30,    June 30,           September 30,
                                        1996         1995        1994                  1993
                                      --------     --------  -----------        -------------------

Revenues from
  unaffiliated
  customers:
United States,
  including direct
  export sales                       $  588.3       $453.7      $309.7       |        $109.0
Other Americas                           65.9         51.8        29.5       |           9.5
Europe                                  267.7        307.4       226.6       |          62.9
Asia/Pacific                            167.9        134.3        78.6       |          29.5
                                     --------       ------      ------       |        ------
                                     $1,089.8       $947.2      $644.4       |        $210.9
                                     ========       ======      ======       |        ======
                                                                             |
Interarea transfers:                                                         |
United States                        $   14.0       $ 20.9      $ 21.6       |        $  5.8
Other Americas                             --          0.2          --       |            --
Europe                                    0.1          0.3         1.1       |           0.5
Asia/Pacific                               --           --         0.2       |            --
                                     --------       ------      ------       |        ------
                                     $   14.1       $ 21.4      $ 22.9       |        $  6.3
                                     ========       ======      ======       |        ======
                                                                             |
Income (loss)                                                                |
before income taxes and                                                      |
  reorganization                                                             |
  items:                                                                     |
                                                                             |
United States                        $  (43.9)      $(47.6)     $ 24.4       |        $  1.6
Other Americas                            9.8        (12.7)        0.5       |           1.6
Europe                                   20.0         10.5         8.2       |          (2.3)
Asia/Pacific                             16.8        (17.4)      (16.8)      |           9.9
Eliminations                              2.8          2.7         2.1       |           1.5
                                     --------       ------      ------       |        ------
                                     $    5.5       $(64.5)     $ 18.4       |        $ 12.3
                                     ========       ======      ======       |        ======





The income (loss) before income taxes and reorganization items for the years ended June 30, 1996 and 1995 included $32.4 million and $73.6 million, respectively, of net acquisition-related, restructuring and Chapter 11-related charges.

                                       June 30,    June 30,
                                         1996        1995
                                       --------    --------

Identifiable assets
  (excluding
  intercompany):
United States                          $527.8        $508.9
Other Americas                           51.6          57.1
Europe                                  184.8         181.7
Asia/Pacific                             93.5         106.5
Eliminations and other                   (1.1)         (1.7)
                                       ------        ------
                                       $856.6        $852.5
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

REORGANIZATION EXPENSES: The restructuring provisions recorded by the Predecessor Company during the period while in Chapter 11, of $8.2 million during the three-month period ended September 30, 1993 and $92.2 million in fiscal 1993 have been classified as reorganization items in the statement of operations. The restructuring initiatives undertaken during this period were in direct response to a preliminary Joint Plan of Reorganization prepared by the Company and the Official Creditors' Committee and filed with the Bankruptcy Court on March 21, 1993. Acceptance of the Joint Plan was predicated on additional downsizing and restructuring, consistent with the Company's business plan as outlined in that document. Specific actions to be taken were identified, quantified and recorded during the periods prior to finalization of the preconfirmation financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J (Continued)

Reorganization expenses relate to the reorganization and restructuring of the Company in connection with its emergence from Chapter 11 Bankruptcy and the implementation of its Reorganization Plan. These charges consist of the following (in millions):

                                        Nine Months             Three Months                  Year
                                          Ended                    Ended                     Ended
                                       June 30, 1994         September 30, 199393        June 30, 1993
                                       -------------         --------------------        -------------

Restructuring                              $ --                    $ 8.2                     $ 92.2
Professional fees                            --                     14.8                       15.4
Foreign exchange (gain) loss                 --                     (3.9)                       5.8
Write-off of pre-petition
  debt issuance costs                        --                       --                        4.0
Administrative and other
  incremental Chapter 11 costs              2.0                      1.7                        9.9
                                           ----                    -----                     ------

                                           $2.0                    $20.8                     $127.3
                                           ====                    =====                     ======

In conjunction with its emergence from Chapter 11 bankruptcy, an accrual of $17.8 million was recorded, representing the estimated amount of the Predecessor Company's liabilities that would be settled in cash.

The activity related to reorganization charges, excluding the `restructuring' line item above, is summarized in the following table (in millions):

                                                          Liabilities                                    Fiscal 1995 Activity
                                                           Discharged                         -------------------------------------
                                                               at                               Charges/
                                               Charges      Sept 30,                          (reversals)-
                                                 to         1993 and     Charges               changes in
                                    Balance  Operations    Effects of    Utilized  Balance     estimates
                                    June 30,   in 1993    Fresh-start    in 1993   June 30,     and new                  Currency
                                      1992    and 1994     Reporting     and 1994    1994     initiatives  Utilization  translation
                                    -----------------------------------------------------------------------------------------------


  Accrued reorganization              $ --       $47.7        $  --       $(44.8)    $ 2.9        $  --       $(1.5)      $  --
  Chapter 11 accounts payable           --          --         17.8         (9.9)      7.9         (2.3)       (3.2)         --
                                      -----------------------------------------------------------------------------------------
                                      $ --       $47.7        $17.8       $(54.7)    $10.8        $(2.3)      $(4.7)      $  --
                                      =========================================================================================


                                                              Fiscal 1996 Activity
                                               --------------------------------------------
                                                 Charges/
                                               (reversals)-
                                                changes in
                                    Balance     estimates                                     Balance
                                    June 30,     and new                          Currency    June 30,
                                      1995     initiatives      Utilization     translation     1996
                                    ------------------------------------------------------------------

  Accrued reorganization             $ 1.4        $(1.1)          $(0.3)             $ --        $ --
  Chapter 11 accounts payable          2.4         (2.2)             --                --         0.2
                                     ----------------------------------------------------------------
                                     $ 3.8        $(3.3)(A)       $(0.3)             $ --        $0.2
                                     ================================================================


(A) Comprised of:

                                                                                 1995          1996
                                                                                -----         -----
       Initial provisions for Chapter 11-related actions                        $  --         $  --
       Increases due to changes to Chapter 11-related actions                      --            --
       Decreases due to changes to Chapter 11-related actions                    (2.3)         (2.2)
       Increases and overages of estimated costs of actions                        --            --
       Reversals of estimated costs of plans                                       --          (1.1)
                                                                                -------------------
                                                                                $(2.3)        $(3.3)
                                                                                ===================


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J (Continued)

Periodically, the accruals related to the reorganization-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives.

During fiscal 1996, a review of the appropriateness of the Chapter 11-related accruals identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals which were reversed and reported as Chapter 11-related charges in the statements of operations. The Company determined the amount of excess reorganization reserves to be reversed by reviewing its requirements for reserve utilization, primarily related to litigation and bankruptcy administration, and reversing the balance of the reserve identified as excess as a result of this analysis. The Chapter 11 accounts payable excess reserves related primarily to trade vendor liabilities discharged with lower cash payment requirements than originally anticipated.


RESTRUCTURING: The Company had taken a series of restructuring initiatives from 1989 through 1994. These actions were taken in response to the dramatic changes taking place in the computer and information technology industry beginning in the mid-1980s. Rapid developments in microprocessor technology have resulted in smaller, more powerful computers and systems that were replacing mainframe and mini-computer systems. As customers became less dependent on proprietary computer systems and software, they began to migrate to open systems hardware and software. The Company had already initiated a strategy to transition from its emphasis on proprietary systems and software to its new focus as a provider of office productivity solutions. However, during 1989, these industry changes resulted in a first-time decline in the Company's total product and service revenues. The Company undertook restructuring initiatives in direct response to these conditions. These actions included workforce reductions, realignment of the sales and service organization, consolidation of certain operating facilities, and the discontinuation of operations not considered part of the Company's strategic direction.

The need for continued change and downsizing, which eventually outpaced available sources of cash during 1992, resulted in the need for the Company to seek the relief of Chapter 11. The initiatives in 1993 and 1994 were taken to further restructure the Company prior to its emergence from Chapter 11.

Cash outlays to complete the balance of the Company's restructuring initiatives are estimated to approximate $8 million in fiscal 1997 and $1 million in fiscal 1998. The cash outlays related to the facilities reserve are not expected to extend beyond June 30, 1997, although they may be required earlier in the event of any lease termination settlements. Workforce-related actions were completed by September 30, 1994, although under certain circumstances the actual payment of termination costs extended beyond that date.

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

The activity related to reserves established for restructuring activities is summarized in the following table (in millions):

                                                  Liabilities                                      Fiscal 1995 Activity
                                                  Discharged                        ------------------------------------------------
                                                      at                              Charges/
                                      Charges      Sept 30,                         (reversals)-
                                         to        1993 and     Charges              changes in
                            Balance  Operations   Effects of    Utilized             estimates
                           June 30,   in 1993     Fresh-start   in 1993    Balance    and new                      Currency
                             1992     and 1994     Reporting    and 1994   6/30/94  initiatives    Utilization   translation   Other
                           ---------------------------------------------------------------------------------------------------------

Restructure
  Facilities                $132.0    $  2.8        $(30.4)     $ (70.7)    $33.7     $ (1.1)         $(24.7)        $2.3      $ -
  Depreciable assets          78.3      67.8          (9.5)      (121.7)     14.9       (3.2)           (9.1)         0.8       0.3
  Workforce-related           80.2      35.3           9.6        (99.7)     25.4       (2.4)          (21.3)         1.3       0.6
  Other                      111.3      19.7          (9.4)      (108.2)     13.4       (1.4)           (6.2)         0.3       0.3
                            --------------------------------------------------------------------------------------------------------
                            $401.8     125.6        $(39.7)     $(400.3)    $87.4       (8.1)         $(61.3)        $4.7      $1.2
                            ======                  =============================                     ==============================
Realized gains on related
  asset sales                          (25.2)                                             -
                                      ------                                          ------
Net reported expense                  $100.4                                          $ (8.1)(A)
                                      ======                                          ======

                                                                    Fiscal 1996 Activity
                                                 --------------------------------------------------------
                                                   Charges/
                                                 (reversals)-
                                                  changes in
                                                   estimates
                                      Balance       and new                                    Currency     Balance
                                      6/30/95     initiatives        Utilization    Other     translation   6/30/96
                                      -----------------------------------------------------------------------------
Restructure
  Facilities                           $10.2         $ 3.3             $ (7.0)       $ -         $  -        $6.5
  Depreciable assets                     3.7           0.1               (3.0)         -          (0.2)       0.6
  Workforce-related                      3.6          (0.2)              (2.2)         -          (0.1)       1.1
  Other                                  6.4          (1.0)              (3.5)         -            -         1.9
                                      ---------------------------------------------------------------------------
                                       $23.9           2.2             $(15.7)       $ -         $(0.3)      $10.1
                                      ======                           ===========================================
Realized gains on related
  asset sales                                            -
                                                     -----

Net reported expense                                 $ 2.2(A)
                                                     =====
(A) Comprised of:
                                                                        1995          1996
                                                                       ------        -----
       Initial provisions for restructuring plans                      $   -         $  -
       Increases due to changes to restructuring plans                     -            -
       Decreases due to changes to restructuring plans                     -            -
       Increases and overages of estimated costs of plans                 1.2          3.4
       Reversals of estimated costs of plans                             (9.3)        (1.2)
                                                                       -------------------
          Total                                                        $ (8.1)       $ 2.2
                                                                       ===================


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J (Continued)

Periodically, the accruals related to the restructure charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives.

During fiscal 1995 the review of the restructure accruals relative to previously approved and recorded actions identified $8.1 million of excess reserves, primarily related to depreciable assets and workforce reduction actions. This reversal is reflected as income in all other restructuring costs in the statements of operations.

Review of the restructure reserves during fiscal 1996 identified net additional requirements of $2.2 million for previously approved and recorded initiatives. The facilities change in estimate charge of $3.3 million was required in Europe due to the Company's lack of success in subleasing certain properties or otherwise terminating its leases. This charge is included in All other restructuring costs in the statements of operations.



The June 30, 1996 and 1995 balances of the restructuring reserves are classified as follows (in millions):

                                                   June 30,         June 30,
                                                     1996             1995
                                                   --------         --------

Depreciable assets                                  $ 0.6            $ 3.7
Accounts payable, accrued expenses
  and other                                           8.1             14.8
Liabilities of businesses held for sale               0.2              1.0
Non-current liabilities                               1.2              4.4
                                                    -----            -----

                                                    $10.1            $23.9
                                                    =====            =====


WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Wang Laboratories, Inc. and Subsidiaries

Quarterly Results of Operations (Unaudited)

(Dollars in millions except per share data)


                                               September       December         March            June
Three months ended                                30,             31,             31,             30,
-----------------------------------------------------------------------------------------------------
Year ended June 30, 1996 (Restated)
Revenues                                       $264.2          $292.5          $265.0           $268.1
Costs                                           178.8           194.8           178.2            180.6
Expenses                                         68.8            76.4            69.5             70.1
Amortization of intangibles - acquisition
  and fresh-start                                10.3            10.8            10.5             11.0
Acquisition-related charges                      27.2              --              --              3.6
Chapter 11-related charges (income)                --              --              --             (3.3)
All other restructuring costs (income)             --              --              --              2.2
                                               ------          ------          ------           ------
Operating income (loss)                         (21.2)           10.3             4.8              3.7
Interest and other (income) expense - net        (2.0)           (1.7)           (1.8)            (2.4)
Provision for income taxes                        2.0             5.2             3.4              0.4
                                               ------          ------          ------           ------

Net income (loss)                               (21.2)            6.8             3.2              5.7

Dividends and accretion - preferred stock        (3.4)           (3.4)          (12.2)            (3.6)
                                               ------          ------          ------           ------

Net income (loss) applicable to
  common stockholders                          $(24.6)         $  3.4          $ (9.0)          $  2.1
                                               ======          ======          ======           ======

Net income (loss) per share                    $(0.72)         $ 0.09          $(0.25)          $ 0.06
                                               ======          ======          ======           ======




As Previously Reported:
  Net income (loss)                            $(20.7)         $  6.9          $  5.0           $  8.2
                                               ======          ======          ======           ======
  Net income (loss) per share                  $(0.68)         $ 0.09          $(0.20)          $ 0.13
                                               ======          ======          ======           ======

                                               September       December         March            June
Three months ended                                30,             31,             31,             30,
-----------------------------------------------------------------------------------------------------
Year ended June 30, 1995 (Restated)
Revenues                                       $192.2          $216.5          $253.3           $285.2
Costs                                           126.2           146.6           185.1            198.3
Expenses                                         56.9            56.3            73.2             74.4
Amortization of intangibles - acquisition
  and fresh-start                                 6.5             6.4             8.7              9.7
Acquisition-related charges                        --              --            69.7             11.4
Chapter 11-related charges (income)                --              --              --             (2.3)
All other restructuring costs (income)             --              --            (5.5)            (2.6)
                                               ------          ------          ------           ------
Operating income (loss)                           2.3             6.8           (79.8)            (4.0)
1nterest and other (income) expense - net        (2.9)           (1.7)           (3.2)            (2.4)
Provision (benefit) for income taxes              2.7             4.5            (3.6)              --
                                               ------          ------          ------           ------

Net income (loss)                                 2.5             4.0           (73.0)            (1.6)

Dividends and accretion - preferred stock        (2.0)           (2.1)           (2.1)            (2.5)
                                               ------          ------          ------           ------

Net income (loss) applicable to
  common stockholders                          $  0.5          $  1.9          $(75.1)          $ (4.1)
                                               ======          ======          ======           ======

Net income (loss) per share                    $ 0.02          $ 0.06          $(2.16)          $(0.12)
                                               ======          ======          ======           ======




As Previously Reported:
  Net income (loss)                            $  2.8          $  4.3          $(73.3)          $  4.9
                                               ======          ======          ======           ======
  Net income (loss) per share                  $ 0.02          $ 0.06          $(2.17)          $ 0.12
                                               ======          ======          ======           ======



The quarterly results differ from amounts previously reported as a result of the restatement which is more fully described in Note A to the accompanying financial statements.