Form 10-K405
period 1997-06-30
WANG LABORATORIES INC
filed 1997-09-29
CIK 104519

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

                     For the Fiscal Year ended June 30, 1997

                          COMMISSION FILE NUMBER 1-5677

                             WANG LABORATORIES, INC.
             -----------------------------------------------------
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

       Registrant's telephone number, including area code: (978) 967-5000

        Securities registered pursuant to Section 12(b) of the Act: None

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
Yes      X            No
---     ---          ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----
   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes        X           No
                             ---       ---         ---
   On August 29, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $976,080,368 based on the closing price of Common Stock on the Nasdaq National Market on August 29, 1997 and assuming a market value of $50.00 per share for the Depositary Shares (each representing a 1/20 interest in a share of the 6-1/2% Cumulative Convertible Preferred Stock) and assuming a market value of $1,000.00 per share for the 4-1/2% Series A Cumulative Convertible Preferred Stock.

   The number of shares of Common Stock outstanding as of August 29, 1997 was 38,068,224.

                       Documents Incorporated By Reference

                      Document                                    Form 10-K Part
                      --------                                    --------------
Definitive Proxy Statement with respect to the Annual                Part III
Meeting of Stockholders to be held on November 25, 1997 to be filed with the Securities and Exchange Commission

                                     PART I

ITEM 1.  BUSINESS

      Wang Laboratories, Inc., a Delaware corporation (together with its subsidiaries, "Wang" or the "Company") provides worldwide information technology ("IT") services, including electronic commerce, software application integration, network architecture/design and security management, help desk support, maintenance and installation, warranty and procurement. The Company provides life cycle services that enable its customers to plan, deploy, manage and maintain their network and desktop computing environments on an outtasking or outsourcing basis. The Company's customers include businesses, institutions and governments that operate in heterogeneous technology environments at multiple locations.

      The Company is focused on the network integration and consulting, outsourcing and multi-vendor services elements of the IT services industry in which the Company enjoys substantial technological expertise and a global reach and which, in the Company's judgment, offer significant growth and market opportunities. The Company intends, by internal development and acquisition, to build on its position as a worldwide provider of value-added network integration, outsourcing and desktop support services. The Company believes that this approach will utilize its existing technology strengths and customer base, while allowing the Company to respond to evolving changes in the worldwide market for IT services. The Company will continue to service the needs of its traditional VS minicomputer customers by offering upgrade products, service and open system coexistence and migration products.

      In January 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased Bull's U.S. customer services business, U.S. federal systems subsidiary and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The acquired customer services business included multivendor products and the Bull GCOS mainframe systems.

      In April 1995, Wang and Microsoft Corporation entered into a worldwide multi-year technical, service and marketing alliance pursuant to which Wang continues to be an authorized provider of end-user support services for Microsoft products. As one of Microsoft's Authorized Support Centers, Wang provides end-user support and training for Microsoft products. This support includes on-site system and integration design and installation, consulting, network integration, migration support, and end-user help desk services. As part of this agreement, Microsoft purchased $90.0 million face amount of 4-1/2% Series A Cumulative Convertible Preferred Stock of Wang due in 2003 (the
"4-1/2% Preferred Stock") for $84.0 million.

      In October 1995, the Company acquired BISS Limited ("BISS"), a United Kingdom company which specializes in the design, implementation and support of network computing solutions. This organization develops network infrastructure solutions, including local area network ("LAN") and wide area network ("WAN") interconnection, client/server architecture and network management systems.

      In May 1996, the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv"), a provider of computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application help desk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries. On June 27, 1997, Dataserv was merged into the Company.

      In August 1996, the Company acquired I-NET, Inc. ("I-NET"), a vendor-independent provider of outsourced client/server, network and desktop management services for the commercial and federal sectors. These services include enterprise network integration and operations, on-site and remote network management, help desk services, LAN/WAN communications, document management services and IT outsourcing.

      In November 1996, the Company acquired Advanced Paradigms, Inc. ("API"), a provider of enterprise-wide Microsoft specific LAN/WAN solutions including network architecture and design installation.

      In March 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") for $260 million in cash. The business sold to Kodak included the Company's software business unit management, employees, products, technology, customers and business partners, as well as its sales, marketing and research and development organizations worldwide. The results of operations of the Company's software business unit have been reported as discontinued operations and the financial statements of the Company have been restated accordingly.

      In May 1997, the Company entered into a worldwide arrangement that expanded its relationship with Cisco Systems, Inc. ("Cisco"). As a global partner of Cisco, the Company will be able to supply and service Cisco products to Wang customers in specified countries around the world.

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


INDUSTRY BACKGROUND

      Open Systems Technology. The Company built its success in the 1980s largely on its line of VS minicomputers with a proprietary operating system running office software applications. In recent years, however, the computer and information technology industry has moved from primarily proprietary hardware systems and software products to an emphasis on "open" systems, which are based on industry-wide standards, particularly the UNIX and NT operating systems. This transition is allowing customers to buy hardware and software and services from a variety of vendors and to combine components into one integrated system to a greater degree than had been possible with proprietary systems.

      Until recent years, the personal computer was the primary open system in the marketplace. Today, however, open system technology is available on a range of higher performance processors, which are being used as servers to support networks of personal computers. The availability of open systems, which provide customers with increased flexibility in addressing their productivity requirements, has dramatically reduced the opportunity for sales of hardware and software systems based on proprietary technologies, such as Wang's VS minicomputer systems.

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

      The transition from centralized mainframe or host-based systems to client/server systems is time consuming and costly and requires highly trained network designers and application developers. These critical resources are not typically resident at a company undergoing the transition. Consequently, the Company believes system transitions will generate a demand for computer networking and integration services.

      The Company believes that the ongoing change from centralized to network and desktop computing remains a major challenge across all sectors of industry and government. The market drivers, including telecommunication deregulation, the growth of the internet and electronic communication and the growth of collaborative computing, are resulting in significant investments in information technology. These investments in turn have increased the demand for network and desktop services which are the Company's core competencies.

BUSINESS STRATEGY

Wang's business strategy is:

- to continue to build a global IT services business which provides life cycle services for network-centric and desktop computing, including integration, support and outsourcing services for desktops and networks.

-     to continue to sell and provide support for multi-vendor products.

- to continue to provide support for current VS and GCOS customers and offer upgrades and interoperability options for such customers.

      The Company is taking advantage of the opportunities created by recent developments in the IT industry by focusing on particular segments in which it has the technological, professional and marketing expertise to offer life cycle services, including integration support and outsourcing services, that will permit its customers and clients to increase the performance and reliability of their computing networks. In addition, the Company will continue to support its significant base of existing VS and GCOS customers in maintaining and enhancing their systems or in transitioning their systems to the open client/server model of computing. The key elements of this business strategy are as follows:

      -- Focus on Network and Desktop Computer Services. Wang offers a comprehensive range of network and desktop services on a worldwide basis. At the desktop, the Company offers services including product procurement, computer maintenance and warranty support, help desk and desktop administration (including moves, adds, changes and upgrades). Network services include LAN and WAN design, implementation and administration, as well as the associated applications for LANs, WANs and internet/intranet configurations. In addition the Company offers enhanced and cost effective service delivery and remote network management through its Enterprise Service Centers. These services are offered individually or as a suite of service offerings. By offering customers a full suite of services from the desktop through the WAN, the Company believes that it can offer customers an attractive comprehensive outsourcing arrangement for providing desktop and network products and services.

      -- Complement Internal Growth With Strategic Acquisitions and Alliances. The Company believes that opportunities exist to extend and enhance its current line of business and distribution capabilities through investments in or acquisitions of businesses in the information processing industry such as the Bull, BISS, Dataserv, I-NET and API acquisitions or the creation of key strategic alliances. Such acquisitions or alliances complement the Company's existing core competencies, leverage its existing strengths, such as its customer services business, and enhance cost efficiencies across the entire organization. The Company's management intends to continue to analyze additional acquisition opportunities and opportunities to form additional strategic alliances and to pursue those opportunities that further its overall business strategy. The Company evaluates such transactions from time to time, and one or more such transactions could occur at any time.

      -- Leverage VS and GCOS Customer Base. The Company believes that its existing base of customers is an available and important market for its client/server and open systems services. The Company will continue to offer to its VS and GCOS customers support services, hardware and software to expand and upgrade their systems. Wang's strategy allows those customers to continue to gain value from their investments, and for Wang to help them to transition to client/server computing when, or if, they desire to do so. For these customers, Wang has developed software and services that allow them to incorporate client/server computing in a coexistence or interoperability strategy, which allows new client/server systems and proprietary systems to work together. The Company plans to continue to invest in developing new software, hardware and service options for its existing customer base.

PRINCIPAL PRODUCTS AND SERVICES

      Wang has a long history of providing office automation and systems integration services, including the design, project management, application design, installation, ongoing support and administration of a network or interconnected networks. Additionally, the Company is a leading independent provider of maintenance and support services, network integration, installation, training and other value-added services to customers worldwide. With the acquisition and integration of BISS, I-NET and API, Wang believes that it now has the resources and capabilities to provide a full range of services at the desktop, as well as at the LAN and WAN level for network computing, including product sourcing, throughout the world.

      Wang focuses on assisting customers in maximizing the effectiveness of their organizations by using client/server technologies. Wang has on a global basis designed, integrated and installed a substantial number of LANs (since the mid-1980s) and 35,000 VS systems, including 10,000 electronic mail systems (since the late 1970s), and 8,000 seats of Microsoft Exchange. Wang also helps customers procure and integrate client/server solution components. Through a number of relationships with major technology providers, including IBM, Dell, Hewlett-Packard, Novell, Packard Bell and Compaq, Wang offers customers leading hardware and software on a "one-stop" basis. The Company has extensive LAN and office network design and implementation expertise and designs and manages the installation, maintenance and administration of complex, heterogeneous, multi-site interconnected office networks. Additionally, the Company provides specialty services to its desktop customers, offering both local or remote help desk support for hardware and software.

      In fiscal 1996, Wang built upon its strength in the solutions integration business through the acquisition of BISS. At the time of acquisition, BISS, a United Kingdom company, was a leading independent network integrator in the United Kingdom. BISS specializes in the design, implementation and support of network computing solutions. Through the integration of BISS with the Company's existing network integrating operations in the United Kingdom and Ireland, Wang is focusing on developing network infrastructure solutions, including LAN and wide area network interconnection, client/server architecture and network management solutions.

      In fiscal 1997, Wang added substantially to its networking expertise and market position by acquiring I-NET and API. The Company believes that I-NET possesses excellent LAN and WAN design, implementation and operations skills, and provides services that include enterprise network integration and operations, network management, LAN and WAN communications, document management services and IT outsourcing. With the addition of API, which possesses Microsoft expertise, Wang strengthened its ability to provide complex services, including network architecture and design installation. The Company believes that as a result of the combination of Wang, I-NET, BISS and API, the Company is positioned as a leading provider of IT services including computer networking and outsourcing services.

      Wang Government Services, Inc., a wholly-owned Wang subsidiary formerly known as Wang Federal, Inc., is a leading provider of systems integration products and services to the United States federal government and to state and local governments. Wang Government Services has a long history of delivering to United States government departments and agencies a wide range of information technology products and services, from large centralized systems to distributed information networks. It is involved with numerous civilian and military organizations in developing, installing and maintaining their mission critical systems. Major customers of Wang Government Services include the Department of Defense and each of the military services; the Department of State; the General Services Administration; and the Department of Commerce and Transportation.

      In addition to its networking and integration services, the Company sells and supports third-party hardware and software products, provides maintenance services to the Company's VS customers and for the Bull GCOS customers and installs and supports products developed by a number of other manufacturers. As part of its strategy in the multi-vendor services market, the Company targets growth segments of the market, including services for desktop systems, help desk and service and support for high-end UNIX systems. To implement this strategy, the Company is continuing to support VS and GCOS customer transition strategies from existing proprietary systems to client/server applications and to service the needs of its VS minicomputer customers by offering upgrade software, service and open system coexistence and migration software. In fiscal 1996, the Company acquired Dataserv, a leading provider of computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application help desk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries.

      The Company offers a full range of services and support for major information technology manufacturers and suppliers in the client/server marketplace. The Company provides on-site and logistics and distribution services for numerous server/desktop systems and peripherals manufacturers (Dell, Canon, NEC, Packard Bell, Printronix and Zenith Data Systems) and manufacturers of networking products (Cisco and Novell), help desk services (NEC, Packard Bell and Hughes Network Systems), and professional services (GE Capital and Hughes Network Systems). In addition, the Company offers end user service and support on more than 3,500 third party products from more than 300 manufacturers through its worldwide network of high quality, well-trained customer engineers, telephone support centers and logistics operations. The Company employs more than 8,000 technical support professionals worldwide, and offers support through subsidiaries and affiliates from approximately 130 countries throughout the world.

      The Wang-Microsoft alliance announced in April 1995 and the acquisition of API (an award-winning supplier of Microsoft services) expanded Wang's role as an authorized provider of end-user support services for Microsoft products. This support includes on-site architectural and system network design and installation consulting, network integration and migration support.

      A significant source of the Company's revenue continues to be derived from the servicing, upgrading and enhancement of its installed base of its VS and GCOS systems. The introduction of several new processors, such as the VS16000 Model 850 in 1996 as well as enhanced peripherals, an improved operating system and expanded support services is evidence of Wang's continuing commitment to its VS customers. The Company's support for its VS line not only allows customers to continue to benefit from their VS investments, but also facilitates their transition to open systems when, or if, they desire. The Company has addressed the calendar year 2000 issue (the inability of software to properly recognize dates after the year 1999) by announcing products such as hardware platforms and operating systems software releases together with inventory, assessment and remediation services, to enable VS customers to continue their deployment of VS systems after the year 2000. Wang maintains an electronic gateway between Microsoft's Exchange communication server product and Wang's VS Office, the Company's internally developed electronic mail system. This allows the large installed base of VS Office users to coexist with Microsoft Mail and Exchange users. Wang provides service and support on an exclusive basis to users of Bull GCOS platforms in the United States (including the United States government), Canada, Mexico and Australia. While the Company fully intends to continue supporting and servicing these important customer groups, the Company expects that revenues from servicing and enhancing its installed base of VS systems and Bull GCOS platforms, will continue to decline at a rate of approximately 25% per year over the next several years. From one period to the next, the decline rate could be highly variable.

MARKETING

      The Company sells its services offerings predominantly through its direct sales effort to both end-user customers, including governmental agencies as well as large OEMs. The Company markets its products and services in the United States through its nationwide sales and customer service offices. At June 30, 1997, United States operations included approximately 330 sales, sales support and sales administration personnel and approximately 5,450 people in its service and support organization (compared to approximately 415 and 3,425, respectively, at June 30, 1996).

      The Company's products and services are marketed and serviced in Canada, areas of Europe, and Latin America, Asia and the South Pacific regions through subsidiaries that generally are wholly-owned. At June 30, 1997, these subsidiaries employed approximately 190 sales, sales support and administrative personnel and approximately 1,600 service personnel (compared to approximately 255 and 1,760, respectively, at June 30, 1996). In addition, the Company reaches customers through independent distributors in approximately 100 other countries.

BACKLOG

      A majority of the Company's revenues are derived from services and to a lesser extent, products stocked for immediate delivery, meaning that a relatively small number of product orders are unfulfilled at any time. In addition, customers generally have the ability to change, reschedule or cancel orders prior to shipment without penalty. Accordingly, the Company believes that backlog information is neither necessarily indicative of future sales levels or material to an understanding of the Company's business.

CUSTOMERS

      The Company's customers include commercial customers, businesses, institutions and governments of varying sizes around the world. The Company's sales, marketing and professional services groups focus on customers with network and desktop productivity needs in selected markets. The United States government, together with its various agencies, is a significant customer of the Company, and provided revenues to the Company of approximately $385 million in fiscal 1997, $228 million in fiscal 1996 and $145 million in fiscal 1995, which represented approximately 30%, 22%, and 16% of consolidated revenues, respectively, in each of those periods. No other customer accounted for more than 10% of the Company's consolidated revenues in any of those periods.

COMPETITION

      Competition is vigorous in all parts of the worldwide market for network computing services. The Company's competitors are numerous and vary widely in size and resources. Some have substantially greater resources, stronger reference accounts, larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. In other areas, systems integrators, consulting organizations and telecommunications companies are significant competitors. The Company competes primarily on the basis of service delivery quality, the ability to offer a range of services at a competitive price, and the geographic breadth and scope of its service and support organizations.

RESEARCH AND DEVELOPMENT

      The Company has a research and development program that is primarily focused on continuing support of its proprietary VS products. The Company's research and development expenses for fiscal 1997 were $3.7 million. In fiscal 1996, the Company spent $5.0 million on research and development in support of its continuing operations. These figures include direct labor costs and some allowances for material and overhead expenses. Approximately $8.0 million was spent in fiscal 1995 in the same operations. The decrease was due primarily to the elimination of projects no longer relevant to the Company's strategy, and the consolidation of certain projects.

PATENTS, TRADEMARKS AND LICENSES

      The Company owns a number of patents and patent applications. The
Company has an ongoing program to sell certain of these patents. In addition the Company receives license royalties from some of these patents, and takes measures to enforce its rights when it deems such action appropriate. The results of such enforcement measures and future awards or royalties, if any, related thereto cannot be predicted with any certainty at this time, but, if successful, one or more of these actions could result in a significant recovery for or other relief granted the Company. The Company also owns certain copyrights, trademarks and proprietary information, and licenses certain other intellectual property from others for amounts that are not material to the Company's business as a whole. In the event that products of the Company may be covered in whole or in part by patents owned by others, the Company may find it necessary or desirable to obtain one or more additional licenses.

      Certain software licensed from third parties is important to certain services provided by the Company. Where applicable, such software is typically licensed to other parties on terms similar to those obtained by the Company. The Company does not anticipate any difficulty in maintaining its licenses on such terms. The Company believes it will continue to maintain adequate software license rights for the conduct of its business.

MANUFACTURING

      At June 30, 1997, the Company employed approximately 125 personnel in its manufacturing and related distribution operations (compared to approximately 150 at June 30, 1996). The continuing decline in demand for the Company's proprietary computer hardware products, the decision to discontinue the manufacture of PCs, increased reliance on third-party manufacturing sources and contract fabricators of subassemblies and components, and increasing reliance on direct shipment by suppliers to the Company's customers have allowed the Company to scale back its own manufacturing operations. These measures are consistent with the Company's orientation toward services.

      Over the past several years, the Company, in implementing its strategy, downsized, sold or vacated a substantial portion of its manufacturing facilities. Certain subsidiaries continue to have some limited manufacturing operations, which are principally used for VS manufacturing and spare parts repair and refurbishment.

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

EMPLOYEES

      At June 30, 1997, the Company employed approximately 9,300 people in its worldwide continuing operations, compared to approximately 7,200 at June 30, 1996. The Company has not experienced any strikes or work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

      At June 30, 1997, the Company owned and leased a total of 3.1 million square feet of building space around the world, approximately 0.3 million square feet of which is leased out. In the U.S. the Company utilizes 1.9 million square feet of which approximately 0.3 million is used for administration, customer services and training, 1.1 million is used for field sales and service offices including regional administration and training operations and
0.5 million is used for distribution warehousing, manufacturing and associated administrative operations. Internationally, the Company owns and leases approximately 0.9 million square feet of which approximately 0.8 million is used for subsidiaries' administrative sales and service operations and approximately 0.1 million is used for distribution warehousing, manufacturing and associated administrative operations.

      The Company has excess space in certain operations. Such excess space will continue to be vacated as a result of ongoing restructuring actions. Amounts realized from dispositions of excess facilities and space have been, in general, less than sufficient to retire the Company's obligations with respect to such space. The Company anticipates that this experience will continue in general for any facilities restructuring.

      The Company has commenced construction of a new 150,000 square foot corporate headquarters in Billerica, Massachusetts which is scheduled for completion in the summer of 1998.

ITEM 3.  LEGAL PROCEEDINGS

      The Chapter 11 proceedings were initiated by the predecessor corporation on August 18, 1992, and on September 30, 1993 a formal confirmation order with respect to the Company's Reorganization Plan became effective. On December 16, 1993, the Company was reincorporated as a Delaware corporation. The new corporation issued 30,000,000 shares of the new Common Stock to a Disbursing Agent (American Stock Transfer & Trust Company), which began distribution of these shares to holders of allowed general unsecured claims in the Chapter 11 case. To date 27,320,679 shares have been issued. All shares of capital stock (Class B and Class C Common Stock) of the predecessor Massachusetts corporation were cancelled. Under the Reorganization Plan, 7,500,000 warrants, each to purchase one share of new Common Stock at $21.45 per share, are available to be issued to the record stockholders of the former Massachusetts corporation and the holders of certain securities claims. The warrant distribution began in March 1995 and to date 7,186,768 warrants have been issued. Holders of stock in the predecessor corporation have until December 16, 1998, to redeem such stock for warrants.

      Disputed claims against the predecessor Massachusetts corporation in the Chapter 11 case continue to be litigated and settled. As they are resolved, holders of allowed claims are receiving shares of Common Stock of the Company out of the reserve held by the disbursing agent.

      The Company is a defendant in several so-called "repetitive stress injury" ("RSI") cases. Such cases, which have been filed against a large number of computer manufacturers, allege that the various defendants' keyboards caused the plaintiffs' RSI. The Company believes that all RSI claims arising before the confirmation of the Reorganization Plan will be discharged. In addition, the Company has maintained comprehensive general liability insurance policies with several insurers. These policies indemnify the Company for bodily injury damages arising out of its operations and products. Nevertheless, high deductibles, retrospective premium adjustments, and other issues relating to insurance coverage of RSI claims may significantly limit the amount of insurance coverage available to the Company for such claims. Given the lack of legal precedent with respect to RSI claims, the Company can predict neither the number of cases nor the associated claims for damages that may be filed against the Company. To date approximately 60 claims have been made against the Company alleging damages for RSI injuries. All but three of these claims have been filed as part of the Company's Chapter 11 proceeding. The Company has settled over 30 claims and continues to resolve the remaining claims through the bankruptcy. The Company believes that all of these actions, including those commenced after the completion of the Chapter 11 proceeding, will be resolved under the Reorganization Plan. The Company intends to defend itself vigorously against any liability asserted.

      The Company is also a defendant in a number of other routine lawsuits incidental to the conduct of its business. Although it is impossible to predict the results of specific matters, the Company believes that its aggregate liability, if any, for all litigation, in excess of insurance coverage and financial statement provisions, will not be material to the Company's consolidated financial position or its results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended June 30, 1997.

      The following table sets forth the names, ages as of August 29, 1997 and positions of all executive officers of the Company:

                                                                              OFFICER
                                                                              -------
  NAME                                  POSITION(S)                AGE        SINCE
  ----                                  -----------                ---        -----
Joseph M. Tucci             Chairman of the Board and              50         1990
                            Chief Executive Officer

Ken Bajaj                   Vice Chairman                          55         1997

Jose Ofman                  President and Chief Operating          54         1997
                            Officer, Americas

Jeremiah J.J. van Vuuren    President and Chief Operating          54         1993
                            Officer, International

Paul F. Brauneis            Vice President and Controller          52         1997

Richard L. Buckingham       Vice President and Treasurer           51         1990

Franklyn A. Caine           Executive Vice President               47         1994
                            and Chief Financial Officer

Donald P. Casey             Chief Technology Officer               51         1991

Lucy A. Flynn               Senior Vice President                  44         1996
                            Corporate/Marketing Communications

David I. Goulden            Senior Vice President                  38         1994
                            Marketing and Business Development

James J. Hogan              Senior Vice President                  55         1990
                            President, Wang Government Services

Stephen G. Jerritts         Senior Vice President                  71         1995
                            President, Wang Latin America

Albert A. Notini            Senior Vice President, Law and         40         1994
                            Human Resources, General Counsel
                            and Secretary


Mr. Tucci joined the Company in August 1990 as Executive Vice President, Operations, was elected President and Chief Executive Officer in January 1993, and Chairman of the Board and Chief Executive Officer in October 1993. Previously, he had served as an executive with Unisys Corporation, a computer company, from 1983 to August 1990, most recently as President, U.S. Information Systems.

Mr. Bajaj joined the Company as President of I-NET, Inc., a provider of outsourced network and desktop services, acquired by Wang in August 1996. He was appointed Vice Chairman of the Company in April, 1997. Prior to joining I-NET in 1988, Mr. Bajaj served as Vice President at both Electronic Data Systems and Perot Systems, each a provider of information technology services.

Mr. Ofman Joined the Company in March, 1997 as President and Chief Operating Officer, Americas. Prior to that, he held several senior positions at Electronic Data Systems Co., an information technology services company, the most recent of which was Corporate Vice President and Group Executive.

Mr. van Vuuren joined the Company in September 1993 as General Manager, Europe, Africa and the Middle East and Senior Vice President of the Company. He served as President of the Company's International Business from July 1994 until March 1997 and has been President and Chief Operating Officer, International since that time. Previously, he served as Vice President of marketing operations for Europe, Africa and the Middle East from 1986 to 1989 for Unisys Corporation, a computer manufacturer and was appointed Vice President and Group Manager Europe in 1990.

Mr. Brauneis joined the Company in August, 1997 as Vice President and Controller. He had served from 1995 to 1997 as Vice President and Corporate Controller of BBN Corporation, an internet services and network management company. From 1993 to 1995 he was Vice President and Chief Financial Officer at Softkey International, a consumer software products company. Prior to that he spent 12 years at M/A Com, Inc., an electronic equipment manufacturer, most recently as Vice President, Finance.

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

Mr. Casey joined the Company as Executive Vice President and Chief Development Officer in September 1991, and was elected President and Chief Technology Officer in January 1993. He served as President of the Software Business until December 1995 and since then as Chief Technology Officer. He had served as Vice President, Networking and Communications at Apple Computer Inc., a personal computer company, from 1988 to 1990, and as Vice President, Spreadsheet Division at Lotus Development Corporation, a software company, from 1990 to 1991.

Ms. Flynn joined the Company in June 1996 as Senior Vice President, Corporate/Marketing Communications. From 1992 through 1996, she served as Senior Vice President and Director of Corporate Affairs at Shawmut National Corporation. Previously she served as Vice President of Public Affairs at Shawmut Bank N.A. from 1989 to 1992.

Mr. Goulden joined the Company in 1990 as Director of Marketing Strategies. From 1991 to 1992 he served as Vice President, Marketing and Development and from 1992 to 1993 he served as Vice President, Marketing. Mr. Goulden served the Company as Vice President, Marketing and Business Development from 1993 to June 1994, as Senior Vice President, Business Development from June 1994 to December 1995 and as Senior Vice President, Software Products Division from December 1995 until March 1997. Since that time he has held the position of Senior Vice President, Marketing and Business Development. He previously served as Director of Corporate Strategy and Business Development from 1989 to 1990 at Unisys Corporation, a computer manufacturer.

Mr. Hogan joined the Company as Senior Vice President, Personal Computer Systems in October 1990, and became Senior Vice President Human Resources and Operations Support in June 1993. From July 1994 to March 1995 he served as President, Federal Systems Division Business and from March 1995 to December 1996 as Senior Vice President of the Company at which time he was also elected as President of Wang Government Services, Inc. He had served as Vice President-Audio and Communications Division, Americas for Thomson Consumer Electronics when that company acquired General Electric's consumer electronics business in 1988. Previously he served as Product General Manger of Audio/Video Systems for General Electric's consumer electronics business from 1985 through 1987.

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

Mr. Notini joined the Company in February 1994 as Senior Vice President, General Counsel and Secretary and is responsible for all of the Company's legal, real estate, human resources and intellectual property matters. Previously, he had served as a Junior Partner from 1989 to 1992, and Senior Partner from 1992 to 1994 at the Boston law firm of Hale and Dorr, LLP, which he joined in 1984.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is quoted on the Nasdaq National Market under the symbol "WANG."

      The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market during fiscal years 1996 and 1997.

Quarter Ended                        High                 Low
-------------                        ----                 ---
September 30, 1995                  $19 1/2             $14 1/2

December 31, 1995                   $18                 $14 3/4

March 31, 1996                      $25 3/8             $15 1/2

June 30, 1996                       $26 1/8             $18 1/2

September 30, 1996                  $20 1/8             $15 3/8

December 31, 1996                   $24 1/16            $18 7/8

March 31, 1997                      $23 3/4             $17 1/4

June 30, 1997                       $21 1/2             $16

      The number of stockholders of record on August 29, 1997 was approximately 9,700.

      The Company has paid no cash dividends on the Common Stock since its original issuance in December 1993. Its predecessor Massachusetts corporation had not paid any dividends on its capital stock for several years. The Company currently intends to retain any earnings for future growth, and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Moreover, the Company's $225,000,000 credit facility with Bankers Trust Company and certain other financial institutions prohibits the payment of cash dividends other than regularly scheduled dividends to the holders of the Company's 6-1/2% Preferred Stock and 4-1/2% Preferred Stock.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 1997 (the "1997 Proxy Statement") in the sections "Election of Directors - Directors of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The response to this item is contained in the 1997 Proxy Statement in the sections "Election of Directors - Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "- Employment Contracts and Change-in-Control Arrangements," which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is contained in the 1997 Proxy Statement in the section "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is contained in the 1997 Proxy Statement in the section "Election of Directors - Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements.

         1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

              Financial Statements:

              Consolidated Statements of Operations for the fiscal years ended June 30, 1997, 1996 and 1995.

              Consolidated Balance Sheets as of June 30, 1997 and 1996.

              Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1997, 1996 and 1995.

              Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1997, 1996 and 1995.

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









     (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WANG LABORATORIES, INC.


                                  BY: /s/ Franklyn A. Caine
                                      ----------------------------
                                      Franklyn A. Caine
                                      Executive Vice President and
                                      Chief Financial Officer

September 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                    TITLE                       DATE



/s/ Joseph M. Tucci           Chairman of the Board, Chief    September 26, 1997
--------------------------    Executive Officer and Director
Joseph M. Tucci               (Principal Executive Officer)


/s/ Franklyn A. Caine         Executive Vice President and    September 26, 1997
--------------------------    Chief Financial Officer
Franklyn A. Caine             (Principal Financial Officer)


/s/ Paul F. Brauneis          Vice President and Controller   September 26, 1997
--------------------------    (Principal Accounting Officer)
Paul F. Brauneis

/s/ David A. Boucher          Director                        September 26, 1997
--------------------------
David A. Boucher


/s/ Michael W. Brown          Director                        September 26, 1997
--------------------------
Michael W. Brown


/s/ Marcia A. Hooper          Director                        September 26, 1997
--------------------------
Marcia A. Hooper


/s/ Joseph J. Kroger          Director                        September 26, 1997
--------------------------
Joseph J. Kroger

/s/ Raymond C. Kurzweil       Director                September 26, 1997
--------------------------
Raymond C. Kurzweil


/s/ Axel J. Leblois           Director                September 26, 1997
--------------------------
Axel J. Leblois


/s/ Frederick A. Wang         Director                September 26, 1997
--------------------------
Frederick A. Wang

      (a)   The following exhibits are included herein:

Exhibit No.                      Description
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

3.6(13)         By-Laws of the Registrant

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

10.5(6)         Employment Agreement with James J. Hogan

10.6(3)         Consulting Agreement of Raymond C. Kurzweil

10.7(5)         Employee Retention Agreement with William P. Ferry

10.8(5)         Employee Retention Agreement with James J. Hogan

10.9(5)         Employment Agreement with Bruce A. Ryan

10.10(7)        Stock Incentive Plan, as Amended

Exhibit No.                          Description
-----------     -------------------------------------------------
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

10.22(13)       1994 Employees' Stock Incentive Plan, as Amended

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

Exhibit No.                          Description
-----------     -------------------------------------------------
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

10.36(18)       1995 Employees' Stock Purchase Plan, as Amended

10.37(18)       Employees' Stock Incentive Plan, as Amended

10.38(18)       1995 Director Stock Option Plan, as Amended

10.39(18)       Employment Agreement of Joseph M. Tucci, as Amended

10.40(19)       Asset Purchase Agreement, as amended, with respect
                to the Registrant's sale of its software business unit to Eastman Kodak Company

10.41(20)       Amended and Restated Employment Agreement of
                Joseph M. Tucci

10.42(20)       Restricted Stock Agreement of Joseph M. Tucci

10.43(20)       Non-Qualified Long Term Incentive Stock Option
                Agreement of Joseph M. Tucci

10.44(20)       Second Amendment to the Change in Control
                Severance Agreement of Joseph M. Tucci

Exhibit No.                          Description
-----------     -------------------------------------------------
10.45(20)       Form of Non-Qualified Long Term Incentive Stock
                Option Agreement with Messrs. Caine, Goulden and
                Notini, each an executive officer of the Registrant

10.46(20)       Form of Restricted Stock Agreement with Messrs.
                Caine, Goulden and Notini, each an executive officer of the Registrant

10.47(20)       Amended and Restated Employment Agreement of Ken
                S. Bajaj

10.48(20)       Letter Agreement of Employment of Jose Ofman

10.49(20)       Amendment Number 1 to Letter Agreement of
                Employment of Jose Ofman

10.50(20)       Non-Qualified Long Term Stock Option Agreement
                with Jeremiah J. J. Van Vuuren

10.51(20)       Letter Agreement for Special Bonus of Franklyn A.
                Caine

10.52(20)       Change in Control Severance Agreement, as amended
                of Franklyn A. Caine

10.53(20)       Letter Agreement for Special Bonus of Albert A.
                Notini

10.54(20)       Change in Control Severance Agreement, as amended
                of Albert A. Notini

10.55(20)       Letter Agreement for Special Bonus of David I.
                Goulden

10.56(20)       Change in Control Severance Agreement, as amended
                of David I. Goulden

10.57(20)       Amendment Number 1 to the 1993 Directors' Stock
                Option Plan

10.58(20)       Amendment Number 2 to the Stock Incentive Plan

10.59(20)       Amendment Number 3 to the Employees' Stock
                Incentive Plan

10.60(20)       Letter Agreement for 1996 Bonus for Ken S. Bajaj

10.61           Restricted Stock Agreement of Jeremiah J. J. Van
                Vuuren

10.62           Employment Agreement of Jeremiah J. J. Van Vuuren with
                Registrant

10.63 Employment Agreement of Jeremiah J. J. Van Vuuren with Wang Laboratories Ireland B.V.

Exhibit No.                      Description
-----------     -------------------------------------------------
10.64           Change in Control Severance Agreement, as amended
                of Jeremiah J. J. Van Vuuren


11.1            Statements re Computation of Per Share Earnings

12.1            Calculation of Ratio of Earnings to Fixed Charges

21.1            Subsidiaries of Registrant

23.1            Consent of Ernst & Young LLP

27.1            Financial Data Schedule

27.2            Financial Data Schedule Restated


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

(18) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

(19) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1997.

(20) Filed as an Exhibit to the Registrant's quarterly report a Form 10-Q for the quarter ended March 31, 1997.

                                                                      Exhibit A

WANG LABORATORIES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                                       Predecessor Company
                                                                                                  ----------------------------
                                       Year Ended     Year Ended     Year Ended    Nine Months    Three Months      Year Ended
                                         June 30,       June 30,      June 30,       June 30,         Ended           June 30,
                                           1997           1996          1995           1994       Sept 30, 1993        1993
------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 1,268.4      $ 1,013.9     $   901.9      $   644.4   |   $   210.9        $ 1,247.0
                                                                                                |
Income (loss) from continuing                                                                   |
   operations before reorganization                                                             |
   expenses and discontinued                                                                    |
   operations                           $    (6.7)     $    63.5     $   (14.2)     $     8.6   |   $    11.9        $   (69.9)
                                                                                                |
Reorganization expenses                        --             --            --             --   |       (20.8)          (127.3)
                                                                                                |
Income (loss) from discontinued                                                                 |
   operations                                76.6          (69.0)        (53.9)            --   |          --               --
                                                                                                |
Fresh-start reporting adjustment                                                                |
                                               --             --            --             --   |       193.6               --
                                                                                                |
Gain on debt discharge                         --             --            --             --   |       329.3               --
                                        ---------      ---------     ---------      ---------   |   ---------        ---------
                                                                                                |
Net income (loss)                            69.9           (5.5)        (68.1)           8.6   |       514.0           (197.2)
                                                                                                |
Dividends and accretion on                                                                      |
   preferred stock                          (14.1)         (22.6)         (8.7)          (4.2)  |          --               --
                                        ---------      ---------     ---------      ---------   |   ---------        ---------
                                                                                                |
Net income (loss) applicable to                                                                 |
   common stockholders                  $    55.8      $   (28.1)    $   (76.8)     $     4.4   |   $   514.0        $  (197.2)
                                        =========      =========     =========      =========   |   =========        =========
                                                                                                |
Net income (loss) per share                                                                     |
                                        $    1.44      $   (0.77)    $   (2.24)     $    0.13   |           *                *
                                        =========      =========     =========      =========   |   =========        =========
                                                                                                |
Average number of employees                 9,300          6,200         5,200          5,900   |       6,700            9,500

At June 30,                                1997           1996          1995           1994            1993
-------------------------------------------------------------------------------------------------------------
Total assets                            $ 1,034.8      $   856.6     $   852.5      $   677.1   |   $   588.8
                                                                                                |
Depreciable assets, net                 $   123.0      $   137.3     $   134.4      $    79.6   |   $   137.4
                                                                                                |
Working capital                         $   126.1      $    86.7     $    34.1      $    95.1   |   $    26.3
                                                                                                |
Long-term debt, excluding                                                                       |
   liabilities subject to                                                                       |
   compromise                           $      --      $      --     $    23.0      $     2.0   |   $    13.8
                                                                                                |
Series A preferred stock                $    85.5      $    84.8     $    84.1      $      --   |   $      --
                                                                                                |
Exchangeable preferred stock                                                                    |
                                        $      --      $      --     $    61.5      $    53.2   |   $      --
                                                                                                |
Stockholders' equity (deficit)                                                                  |
                                        $   422.8      $   343.1     $   220.8      $   272.3   |   $  (501.4)
                                                                                                |
Number of employees                         9,300          7,200         6,200          5,300   |       6,900



     Certain prior years' amounts have been reclassified to conform to the presentation for fiscal 1997. Employee data excludes discontinued operations and businesses held for sale.

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

                                                                       Exhibit B

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion includes certain forward-looking statements about the Company's revenue, including the need for additional investment, expected expenses, operating results and possible capital needs. Any such statements are subject to risk that could cause the actual results or needs to vary materially. For a further discussion of the various risks affecting the business, refer to "Risks and Uncertainties" appearing at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. Cash proceeds, net of transaction costs paid to date, were $249.2 million. Approximately $14.0 million of cash is estimated to be required in the future for payment of transaction costs and guarantees. As a result of the sale, the results of operations of the software business unit for all periods presented and the gain on the sale realized in the third quarter of fiscal 1997 have been reported as discontinued operations in the accompanying Statements of Operations and of Cash Flows. The following discussion addresses the results of operations on a continuing operations basis.

On November 13, 1996, the Company acquired Advanced Paradigms, Inc. ("API"), a privately held Virginia-based provider of enterprise-wide Microsoft-specific LAN/WAN solutions, for approximately $6.0 million in cash and notes. API's Microsoft-centric expertise complements the Company's network and desktop services business, and enhances its position as a Microsoft Authorized Support Center. The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include API's results of operations from the date of acquisition.

On August 29, 1996, the Company completed the acquisition of I-NET, Inc. ("I-NET") for approximately $165.0 million in cash and notes. Prior to the transaction, the Company had an investment in I-NET of approximately $12.0 million. I-NET is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, LAN/WAN communications, and IT outsourcing. The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include I-NET's results of operations from the date of acquisition.

On May 3, 1996, the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv") from BellSouth Corporation for $28.5 million in cash. Dataserv provides customers with computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application helpdesk and network integration services. Dataserv services companies in the banking and financial services, insurance, retail and manufacturing industries. The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include Dataserv's results of operations from the date of acquisition.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

On October 18, 1995, the Company acquired BISS Limited ("BISS") for $16.1 million in cash. BISS operates in the United Kingdom and designs, installs, integrates and supports network and client/server computing solutions. This acquisition advanced the Company's objective to be a major worldwide provider of network integration services. The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include BISS's results of operations from the date of acquisition.

On January 31, 1995, the Company purchased from Bull HN Information Systems Inc. its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the results of the operations of the acquired Bull businesses from the date of acquisition.

For the time periods presented, the focus of the Company's continuing operations was on providing services to the office productivity portion of the information processing industry, a market where the Company has name recognition and established technological, professional and marketing expertise. The addition of the Dataserv service business added a significant portion of multi-vendor service ("MVS") contracts to the Company's existing MVS revenues. The Company has directed additional resources to the MVS business with the goal of continuing to increase this revenue stream in the future. In addition, the recent acquisition of I-NET positions the Company in one of the fastest growing areas of the information technology services market. With the sale of the Company's software business unit, the Company will be able to focus its entire resources on its network and desktop integration and services business.

Results of Continuing Operations

Year ended June 30, 1997 compared to year ended June 30, 1996

For the year ended June 30, 1997, the Company reported revenues of $1,268.4 million, a 25.1% increase compared to revenues of $1,013.9 million for the prior year. Substantially all of the increase in revenues is attributable to acquisitions and internal growth.

In connection with the sale of the software business, the Company has organized its ongoing services business around four global service delivery units. The nonrecurring costs associated with these changes were provided for in the three months ended March 31, 1997 and amounted to $52.5 million. Of that total, $13.3 million was related to the sale of the software business, $15.2 million for organizational realignment and reductions in the G&A infrastructure, $19.0 million for reductions in the carrying value of certain assets (including $14.4 million of intangible assets determined to be impaired) and $5.0 million for other charges. The writedown of the impaired intangible assets is reported with "Amortization of intangibles - acquisition and fresh-start".

The Company reported an operating loss of $22.8 million for its fiscal year ended June 30, 1997, compared to an operating profit of $86.3 million for the fiscal year ended June 30, 1996. Charges (credits) associated with the amortization of acquisition-related intangible assets and fresh-start reporting and acquisition-related, Chapter 11-related and other restructuring charges (credits) were $83.3 million and $33.4 million in fiscal 1997 and 1996, respectively. Excluding these

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

charges, operating income for the year ended June 30, 1997 was $60.5 million compared to $119.7 million in the prior fiscal year. The decline in operating profit in fiscal 1997 is primarily attributable to the previously anticipated decline in higher margin proprietary product and service revenues and the increase in lower margin desktop and management services revenues resulting from the acquisition of I-NET. The Company anticipates that this shift in revenue mix will continue and proprietary revenues will continue to decline, both absolutely and as a percentage of total revenues.

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations was $160.9 million and $183.8 million in the years ended June 30, 1997 and 1996, respectively. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from the net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization.

Revenues

Revenues from proprietary sources (i.e., sales and service of proprietary VS and GCOS products) declined at a rate of 24.8% compared to the prior year. The Company expects these revenues to continue to decline at a rate approximating 25% per year over the next several years. From one period to the next, the rate of decline could be highly variable.

Services revenues increased by 37.9%, to $963.9 million, compared to $699.0 million in the prior year. The increase in services revenues was primarily attributable to the acquisitions of Dataserv and I-NET. Proprietary services revenues decreased by 27.8%, to $245.2 million. This decrease was more than offset by the increase in network services revenues, which doubled to $718.7 million, compared to the prior year. This increase was primarily due to the acquisitions of I-NET, Dataserv and BISS, and includes approximately $14.0 million derived from the sale and licensing of intellectual property.

Product revenues decreased by 3.3%, to $304.5 million. Proprietary product sales totaled $67.6 million, a decline of 11.0%. Network product and other product sales remained stable at $236.9 million, compared to $238.9 million in the prior year.

Gross margin

Services gross margin decreased to 23.8% compared to 31.2% in the prior year. Margins were negatively affected by the increase in mix of maintenance revenues from lower-margin MVS products, the acquisition of I-NET (which has historically lower margins than the Company's existing business) and $3.4 million of the previously discussed nonrecurring charges recorded in the third quarter of fiscal 1997, offset by the favorable margin impact from the sale of and licensing of intellectual property. Excluding these nonrecurring costs and the impact of the $14.0 million revenue from certain intellectual property, services gross margin in the year ended June 30, 1997 would have been 23.1%.

The services gross margin continues to be adversely affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

increased lower-margin network maintenance revenues, which have historically lower margins than the Company's proprietary business, coupled with the inclusion of I-NET's lower margin structure going forward. It is expected that these margin reductions will be partially offset in the future by the effects of the implementation of certain integration initiatives in subsequent periods.

Product gross margin was 25.6%, compared to 31.2% in the prior year. The decrease in gross margin is primarily a result of the I-NET acquisition, which has historically lower margins than the Company's proprietary business, as well as $2.2 million of the previously discussed nonrecurring charges recorded in the third quarter of fiscal 1997. Excluding these nonrecurring charges, product gross margin would have been 26.2%.

Research and development

Research and development costs decreased by $1.3 million, or 26.0%, from $5.0 million during the prior year, representing 0.3% and 0.5% of revenues in fiscal 1997 and 1996, respectively. The Company's modest level of research and development spending is primarily related to continuing support of its proprietary VS products. The Company expects these costs to continue to decline as its installed base of proprietary systems declines.

Selling, general and administrative

Selling, general and administrative expenses increased $51.2 million, compared to the prior year, and also increased slightly as a percentage of revenues, to 19.2% in fiscal 1997, compared to 18.9% in fiscal 1996. The increase includes $23.1 million of the previously discussed nonrecurring charges which were recorded in the third quarter of fiscal 1997 and pension plan-related credits associated with the termination of an international plan approximating $1.3 million. Excluding these nonrecurring costs, selling, general and administrative expenses for the year ended June 30, 1997 would have been $221.4 million, an increase of 15.3% compared to a 25.1% increase in revenues, and relate primarily to the inclusion of Dataserv and I-NET expenses in fiscal 1997. Excluding these nonrecurring amounts, fiscal 1997 selling, general and administrative expenses decreased as a percentage of revenues to 17.5%. Selling, general and administrative expenses were reduced as a result of integration activities initiated in connection with the acquisitions. The Company expects that ongoing integration activities will continue to contribute to the elimination of unnecessary or redundant selling, general and administrative costs going forward.

Other costs and expenses

Amortization of fresh-start and acquired intangible assets totaled $47.0 million in the year ended June 30, 1997, and is comprised of $12.0 million related to the implementation of fresh-start reporting, $20.6 million for intangible assets established in connection with business acquisitions and $14.4 million for the writedown of impaired acquired intangible assets. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1996 was $34.5 million, of which $18.4 million relates to the implementation of fresh-start reporting and $16.1 million relates to intangible assets established in connection with business acquisitions.

Acquisition-related charges of $35.0 million in the year ended June 30, 1997, primarily reflect the costs associated with combining the operations of the Company and I-NET and the writedown of legacy information systems being replaced. There were no acquisition-related charges recorded in continuing operations in the year ended June 30, 1996.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Periodically, the accruals related to reorganization-related and restructuring charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. In fiscal 1997, additional costs of $1.3 million were incurred and charged to expense. Review of the reorganization-related accruals in fiscal 1996 identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals, which were reversed. These items are reported as "Chapter 11-related charges (credits)" in the Consolidated Statements of Operations. Review of the restructuring accruals in fiscal 1997 determined that no adjustments were required, while the fiscal 1996 review identified net additional requirements of $2.2 million related to previously approved and recorded initiatives. This adjustment is reported as "Other restructuring charges (credits)" in the Consolidated Statements of Operations.

Other income and expense

Interest expense increased to $10.9 million for the year ended June 30, 1997, compared to $5.1 million in the prior year. The increase in interest expense is principally the result of amounts outstanding under the Revolving Credit Facility with Bankers Trust Company and imputed interest on the note issued to the selling stockholders of I-NET. Interest income was $7.0 million, compared to $9.0 million in the prior year. The reduction in interest income is primarily due to the decrease in cash available for investment during most of fiscal 1997 primarily as a result of the cash paid to acquire I-NET.

Income taxes

The benefit for income taxes for the year ended June 30, 1997, was 70%, compared to the provision for the prior year, which was 33%. The higher benefit in fiscal 1997 relates to the utilization of certain foreign net operating loss carryforwards incurred subsequent to the Company's emergence from Chapter 11. The provision for income taxes of $31.4 million in the prior year included $30.7 million of non-cash expense.

The Company has a deferred tax asset balance at June 30, 1997 of $40.1 million, which is included in other assets, and relates to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. During fiscal 1997, $21.0 million of deferred tax asset was realized as a result of the Company's sale of the software business, and the Company recorded an additional deferred tax asset of $13.5 million reducing reorganization value in excess of identifiable intangible assets. Although realization is not assured, management believes that the deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Employees

At June 30, 1997 and 1996, the Company's continuing operations had approximately 9,300 employees and 7,200 employees, respectively. The increase is a result of acquisitions, net of reductions resulting from integration activities.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Year ended June 30, 1996 compared to year ended June 30, 1995

The Company reported operating income of $86.3 million for the year ended June 30, 1996, after net acquisition-related, Chapter 11-related and restructuring credits of $1.1 million and amortization of fresh-start and acquired intangible assets of $34.5 million. This compares to an operating loss of $3.3 million for the prior year, after net acquisition-related, Chapter 11-related and restructuring charges of $62.1 million and amortization of fresh-start and acquired intangible assets of $23.8 million.

EBITDA from continuing operations in the years ended June 30, 1996 and 1995, was $183.8 million and $135.7 million, respectively.

Revenues

Services revenues increased by 21.7%, to $699.0 million, compared to $574.5 million in the prior year. Proprietary services revenues decreased by 1.5%, to $339.8 million. This decrease was the net result of a decline in Wang proprietary services revenue and an increase in Bull proprietary services revenues due to twelve months of Bull revenue included in 1996, compared to five months of Bull revenue in 1995. Network services revenues increased 56.4%, to $359.2 million, compared to $229.7 million in the prior year. This increase was mainly due to higher levels of revenues due to the Bull, Dataserv and BISS acquisitions and newer service offerings.

Product revenues decreased by 3.8%, to $314.9 million. Proprietary product sales remained constant at $76.0 million and $75.1 million in the years ended June 30, 1996 and 1995, respectively. Network product and other product sales declined 5.3%, to $238.9 million, compared to $252.3 million in the prior year, as the Company continued to de-emphasize the sale of OEM hardware products.

Gross margin

Services gross margin increased slightly to 31.2%, compared to 31.0% in the prior year. This increase was principally the result of cost reductions attained from the integration-related efforts related to the acquired Bull businesses. Service margins continue to be negatively affected by the increase in lower-margin maintenance on multi-vendor service products and the decline in revenues from the Company's proprietary maintenance contracts along with consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of increased lower-margin MVS maintenance revenues, coupled with the inclusion of I-NET's lower gross margin structure going forward. It is expected that these margin reductions will be partially offset by the implementation of integration initiatives in subsequent periods.

Product gross margin increased to 31.2%, compared to 28.7% in the prior year. This increase was due to changes in product mix attributable to the addition of Bull product offerings.

Research and development

Research and development costs decreased by $3.0 million, or 37.5%, from the prior year, representing 0.5% and 0.9% of revenues in fiscal 1996 and 1995, respectively. The Company's modest level of research and development spending was primarily related to continuing support of its proprietary VS products. The Company expects these costs to continue to decline as its installed base of proprietary systems declines.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Selling, general and administrative

Selling, general and administrative expenses increased $10.1 million, or 5.5%, compared to the prior year, but decreased as a percentage of revenues, to 18.9% in fiscal 1996, compared to 20.2% in fiscal 1995. The decrease is primarily a result of acquisition-related initiatives and restructuring programs which contributed significantly to the elimination of redundant facilities, personnel, support costs and other related expenses.

Other costs and expenses

Amortization of fresh-start and acquired intangible assets totaled $34.5 million in the year ended June 30, 1996, and is comprised of $18.4 million related to the implementation of fresh-start reporting and $16.1 million for intangible assets established in connection with business acquisitions. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1995 was $23.8 million, of which $18.2 million relates to the implementation of fresh-start reporting and $5.6 million relates to intangible assets established in connection with business acquisitions.

There were no acquisition-related charges recorded in continuing operations in the year ended June 30, 1996. Acquisition-related charges of $72.5 million recorded in the year ended June 30, 1995, reflect the cost of integrating the acquired Bull businesses into the Company.

Periodically, the accruals related to reorganization-related and restructuring charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Review of the reorganization-related accruals in fiscal 1996 identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals, which were reversed. The fiscal 1995 review of the reorganization-related accruals identified $2.3 million of excess Chapter 11 accounts payable accruals, which were reversed. These reversals are reported as "Chapter 11-related charges (credits)" in the Consolidated Statements of Operations. Review of the restructuring accruals identified net additional requirements of $2.2 million in 1996 and excess reserves of $8.1 million in 1995 related to previously approved and recorded initiatives. These adjustments are reported as "Other restructuring charges (credits)" in the Consolidated Statements of Operations.

Other income and expense

Interest expense increased to $5.1 million, compared to $3.7 million for the prior year. This increase is principally a result of interest on the acquisition note payable to Bull. Other income was primarily comprised of interest income, which totaled $9.1 million and $7.2 million for the years ended June 30, 1996 and 1995, respectively.

Income taxes

The continuing operations provision for income taxes of $31.4 million was offset by a tax benefit of $20.4 million reported in discontinued operations. The net tax provision of $11.0 million includes a non-cash expense of $10.3 million as a result of the Company's ability to utilize its tax net operating loss carryforwards. The continuing operations income tax provision of $21.1 million for the prior year was offset by $17.5 million of tax benefit reported in discontinued operations. The net tax provision of $3.6 million includes $3.4 million of such non-cash expense.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

At June 30, 1996, the Company had recorded a deferred tax asset of $47.6 million, of which $43.4 million was attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of amounts allocated to identifiable intangible assets. Of the remainder, $1.7 million was attributable to acquired tax benefits, reducing goodwill related to the Bull acquisition and $2.5 million was attributable to the expected utilization of tax net operating loss carryforwards generated subsequent to September 30, 1994, reducing the provision for income taxes. Although realization is not assured, management believes that the net deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Employees

At June 30, 1996, the Company employed approximately 7,200 people in continuing operations, compared to 6,200 at June 30, 1995. The increase in employees as a result of acquisitions was partially offset by restructuring and integration activities.

Liquidity and sources of capital

Cash and equivalents increased by $66.9 million, to $242.2 million, during the year ended June 30, 1997, primarily due to cash received from the sale of the Company's software business to Kodak, offset by cash used in connection with the acquisition of I-NET.

In connection with the acquisition of I-NET, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company and certain other financial institutions. The three-year reducing facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. At June 30, 1997, the Company had available to it the unused portion of the Revolving Credit Facility, providing for additional borrowings and/or the issuance of additional letters of credit of up to $204.1 million.

Cash provided by operations for the year ended June 30, 1997 was $287.9 million, including $74.5 million from current operating activities and $249.2 million of net proceeds from the sale of the software business to Kodak less $35.8 million of cash used in discontinued operations prior to the sale.

Cash used in investing activities for the year ended June 30, 1997 was $214.9 million, and includes $170.1 million used for business acquisitions, net of acquired cash, and capital additions of $55.0 million, including $28.4 million for purchases of non-consumable spares. Proceeds from other asset sales were $10.4 million.

Cash used in financing activities was $4.0 million in the year ended June 30, 1997, and includes cash dividends paid of $13.4 million less proceeds of $9.7 million from the sale of common stock.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Free cash flow from operations, which is defined as cash provided from continuing operations, less cash used for purchases of depreciable assets net of disposals, and dividends paid on preferred stock was $16.5 million.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, expected cash requirements over the next twelve months include approximately $32 million for both new and previously recorded integration-related, restructuring and business realignment initiatives, as well as approximately $15 million for the construction of the Company's new corporate headquarters in Billerica, Massachusetts, scheduled for completion in the summer of 1998. However, it is anticipated that the building costs will be offset by the expected net proceeds from the sale of a building and parcel of land located at the Company's Billerica, Massachusetts corporate headquarters complex.

The note payable to I-NET shareholders at June 30, 1997 was $63.3 million, and is subject to certain adjustments. On August 25, 1997, the Company made a partial payment of approximately $31 million.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its Revolving Credit Facility will be sufficient to meet the Company's operational cash requirements for the next twelve months, and for pursuing potential investments, acquisitions and other expansion opportunities. As part of furthering its business strategy, the Company explores the acquisition of, or the opportunity for, strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company.

Risks and uncertainties

Except for historical matters, the matters discussed in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in other Company documents including, without limitation, registration statements, Annual Report to Shareholders, the Form 10-K, Form 10-Q and Form 8-K and in various oral statements by Company representatives to security analysts, investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward looking statements. Such factors include, without limitation, the following:

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

         Implementation of Business Strategy. The Company's business strategy is to increase the revenues and margins it realizes from providing network services to customers and clients and to build upon that growth through appropriate strategic alliances and acquisitions designed to complement Wang's core competencies. The Company's ability to implement this strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts or the inability to deliver the required services in a timely manner under such contracts. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft and Cisco are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationship with Microsoft also includes certain contractual obligations, which, if not satisfied, could allow Microsoft to terminate all or a portion of the relationship. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of any acquired companies. The Company evaluates such transactions regularly, and one or more such transactions could occur at any time.

         Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems. The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue to decline at a rate of 25% per year over the next several years. From one period to the next, the decline rate could be highly variable. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues from traditional proprietary sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues from proprietary sources will not adversely impact the Company's results of operations or the price of its equity.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

         Competition. The information technology ("IT") services industry, including the network and outsourcing service and support markets, is intensely competitive and undergoing rapid change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete, particularly in the network services market, with other IT services businesses with more limited resources, but which have, in a number of cases, been able to develop a strong local or regional customer base. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services.

         Year 2000 Liability. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services, errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would result in an increasing rate of decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations.

         Possible Volatility of Price of Common Stock. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market price of the stocks of many high technology companies has experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

         Dependence on Government Revenue. In fiscal 1997 the Company derived approximately 30% of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. A significant portion of the Company's United States federal government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the United States government and government agencies are received under a number of different contracts and from a number of different government agencies and departments.

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

         Nature of Contracts. Many of the Company's commercial contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ materially from such estimates. In addition, IT outsourcing contracts in particular, often contain provisions that allow for termination for convenience, service level agreement compliance, liquidated damages, penalties and are awarded based on a competitive procurement process. Such contracts often require high expenditures and long lead times with no assurance of success.

         Superior Rights of Preferred Stock. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5,000,000 authorized shares of Preferred Stock, 90,000 shares have been designated as 4-1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as 6-1/2% Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), all of which shares have been issued. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and the Series B Preferred Stock and any other series of Preferred Stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

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

         Availability of Financing. The Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy. There can be no assurance that any such funding will be available, in a timely manner or on terms acceptable to the Company.

                                                                   EXHIBIT C
REPORT OF INDEPENDENT AUDITORS



Board of Directors
Wang Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Wang Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wang Laboratories, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           Ernst & Young LLP


Boston, Massachusetts
August 13, 1997

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                      Year Ended June 30,
                                                            -------------------------------------
                                                               1997          1996          1995
                                                            ---------     ---------     ---------
Revenues
     Services                                               $   963.9     $   699.0     $   574.5
     Products                                                   304.5         314.9         327.4
                                                            ---------     ---------     ---------
                                                              1,268.4       1,013.9         901.9
                                                            ---------     ---------     ---------
Costs and expenses
     Cost of services                                           734.4         480.7         396.1
     Cost of products                                           226.6         216.5         233.3
     Research and development                                     3.7           5.0           8.0
     Selling, general and administrative                        243.2         192.0         181.9
     Amortization of intangibles -
         acquisition and fresh-start                             47.0          34.5          23.8
     Acquisition-related charges                                 35.0            --          72.5
     Chapter 11-related charges (credits)                         1.3          (3.3)         (2.3)
     Other restructuring charges (credits)                         --           2.2          (8.1)
                                                            ---------     ---------     ---------
        Total costs and expenses                              1,291.2         927.6         905.2
                                                            ---------     ---------     ---------

Operating income (loss)                                         (22.8)         86.3          (3.3)

Other (income) expense
   Interest expense                                              10.9           5.1           3.7
     Other income - net                                         (11.4)        (13.7)        (13.9)
                                                            ---------     ---------     ---------
        Total other income                                       (0.5)         (8.6)        (10.2)
                                                            ---------     ---------     ---------

Income (loss) from continuing operations before income
     taxes                                                      (22.3)         94.9           6.9
Provision (benefit) for income taxes                            (15.6)         31.4          21.1
                                                            ---------     ---------     ---------

Income (loss) from continuing operations                         (6.7)         63.5         (14.2)
Income (loss) from discontinued operations, net of taxes         76.6         (69.0)        (53.9)
                                                            ---------     ---------     ---------

Net income (loss)                                                69.9          (5.5)        (68.1)

Dividends and accretion on preferred stock                      (14.1)        (22.6)         (8.7)
                                                            ---------     ---------     ---------

Net income (loss) applicable to common stockholders         $    55.8     $   (28.1)    $   (76.8)
                                                            =========     =========     =========



Per share amounts
Primary
     Continuing operations                                  $   (0.30)    $    1.13     $   (0.67)
     Discontinued operations                                     1.77         (1.90)        (1.57)
                                                            ---------     ---------     ---------
        Net income (loss)                                   $    1.47     $   (0.77)    $   (2.24)
                                                            =========     =========     =========
Fully diluted
     Continuing operations                                  $   (0.18)    $    1.13     $   (0.67)
     Discontinued operations                                     1.62         (1.90)        (1.57)
                                                            ---------     ---------     ---------
        Net income (loss)                                   $    1.44     $   (0.77)    $   (2.24)
                                                            =========     =========     =========

              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                              June 30,
(Dollars in millions)                                    1997         1996
                                                       --------     --------
Assets
Current assets
     Cash and equivalents                              $  242.2     $  175.3
     Accounts receivable, net                             244.3        194.1
     Inventories                                           14.5         19.9
     Other current assets                                  53.6         48.7
                                                       --------     --------
         Total current assets                             554.6        438.0

Depreciable assets, net                                   123.0        137.3
Intangible assets, net                                    311.6        203.7
Other assets                                               45.6         77.6
                                                       --------     --------
     Total assets                                      $1,034.8     $  856.6
                                                       ========     ========
Liabilities and stockholders' equity
Current liabilities
     Borrowings due within one year                    $   63.3     $   21.9
     Accounts payable, accrued expenses
         and other                                        295.7        253.7
     Deferred service revenue                              69.5         75.7
                                                       --------     --------
         Total current liabilities                        428.5        351.3
                                                       --------     --------
Long-term liabilities                                      98.0         77.4
                                                       --------     --------
Commitments and contingencies

Series A preferred stock                                   85.5         84.8
                                                       --------     --------
Stockholders' equity
     Series B preferred stock, $0.01 par value,
         143,750 shares authorized and
         outstanding, liquidation preference of
         $143.8 million                                   138.3        138.3
     Common stock, $0.01 par value, 100,000,000
         shares authorized; 38,008,004 and
         36,302,737 shares outstanding,
         respectively                                       0.4          0.4
     Capital in excess of par value                       291.4        278.7
     Cumulative translation adjustment                     (3.7)        (0.8)
     Accumulated deficit                                   (3.6)       (73.5)
                                                       --------     --------
         Total stockholders' equity                       422.8        343.1
                                                       --------     --------
         Total liabilities and stockholders' equity
                                                       $1,034.8     $  856.6
                                                       ========     ========

              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)


                                                                 Year Ended June 30,
                                                           -------------------------------
                                                             1997        1996        1995
                                                           -------     -------     -------
OPERATING ACTIVITIES
     Income (loss) from continuing operations              $  (6.7)    $  63.5     $ (14.2)
     Depreciation                                             67.6        45.9        35.5
     Amortization                                             49.8        44.7        29.0
     Gain on asset sales                                      (2.9)       (2.3)       (1.6)
     Non-cash provision (benefit) for income taxes           (22.8)       30.7        20.9
     Non-cash compensation expense                             5.6          --          --
     Acquisition-related charges                              35.0          --        72.5
     Chapter 11-related charges (credits)                      1.3        (3.3)       (2.3)
     Other restructuring charges (credits)                      --         2.2        (8.1)
     Payments for acquisition-related charges                (22.8)      (32.4)      (19.9)
     Payments for Chapter 11-related and restructuring
         charges                                              (7.3)      (12.1)      (54.7)
                                                           -------     -------     -------
                                                              96.8       136.9        57.1
                                                           -------     -------     -------
Changes in other accounts affecting operations
     Accounts receivable                                       6.4        10.8        49.5
     Inventories                                               6.6         7.1        11.9
     Other current assets                                      3.7         3.6        (0.4)
     Accounts payable and other current liabilities          (43.1)      (48.1)      (41.8)
     Other                                                     4.1         3.0        (0.4)
                                                           -------     -------     -------
     Net changes in other accounts affecting operations      (22.3)      (23.6)       18.8
                                                           -------     -------     -------
     Cash provided by continuing operations                   74.5       113.3        75.9
                                                           -------     -------     -------

     Proceeds from sale of discontinued operation, net       249.2          --          --
     Cash used in discontinued operations                    (35.8)      (76.8)      (61.7)
                                                           -------     -------     -------
     Cash provided by (used in) discontinued operations      213.4       (76.8)      (61.7)
                                                           -------     -------     -------
          Cash provided by operations                        287.9        36.5        14.2
                                                           -------     -------     -------
INVESTING ACTIVITIES
     Depreciable assets                                      (55.0)      (43.4)      (33.0)
     Capitalized software                                       --        (0.4)       (0.7)
     Proceeds from asset sales                                10.4         5.0        26.4
     Business acquisitions, net of cash acquired            (170.1)      (49.8)     (104.8)
     Other                                                    (0.2)       (9.9)       (5.1)
                                                           -------     -------     -------
          Cash used in investing activities                 (214.9)      (98.5)     (117.2)
                                                           -------     -------     -------
FINANCING ACTIVITIES
     Proceeds from long-term debt                               --          --         1.1
     Payments of long-term debt                               (0.1)       (3.7)       (1.8)
     Net increase (decrease) in short-term borrowings         (0.3)       (2.5)        0.9
     Proceeds from sale of preferred stock                      --       138.3        84.0
     Retirement of preferred stock                              --       (72.9)         --
     Proceeds from sale of common stock                        9.7         5.2         2.3
     Dividends paid on preferred stock                       (13.4)       (8.3)         --
     Other                                                     0.1        (0.8)        3.8
                                                           -------     -------     -------
          Cash provided by (used in) financing activities     (4.0)       55.3        90.3
                                                           -------     -------     -------
Effect of changes in foreign exchange rates on cash           (2.1)       (0.4)        5.5
                                                           -------     -------     -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   66.9        (7.1)       (7.2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  175.3       182.4       189.6
                                                           -------     -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD                      $ 242.2     $ 175.3     $ 182.4
                                                           =======     =======     =======

              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 Retained
                                         Convertible               Capital in   Cumulative       Earnings
                                          Preferred     Common     Excess of    Translation    (Accumulated
         (Dollars in millions)              Stock        Stock     Par Value    Adjustment       Deficit)         Total
                                         -----------------------------------------------------------------------------------
Balance June 30, 1994                      $    --      $   0.3      $ 263.9       $   3.0       $   5.1         $ 272.3

Effect of pooling of interests -
   business combination (1,790,971
   shares)                                                               7.7                        (4.1)            3.6
Net loss                                                                                           (68.1)          (68.1)
Stock issued in business acquisition
   (1,650,000 shares)                                                   22.9                                        22.9
Stock plans (277,993 shares)                                             2.3                                         2.3
Dividends and accretion on
   preferred stock                                                      (5.6)                       (3.1)           (8.7)
Currency translation                                                                  (3.5)                         (3.5)
                                           -------      -------      -------       -------       -------         -------
Balance June 30, 1995                           --          0.3        291.2          (0.5)        (70.2)          220.8

Net loss                                                                                            (5.5)           (5.5)
Stock to be issued in business                                           5.0                                         5.0
acquisition
Stock plans (604,007 shares)                                0.1          5.1                                         5.2
Dividends and accretion on
   preferred stock                                                     (22.6)                                      (22.6)
Issuance of cumulative convertible
   preferred stock, net of issuance
   costs                                     138.3                                                                 138.3

Currency translation                                                                  (0.3)                         (0.3)
Other                                                                                                2.2             2.2
                                           -------      -------      -------       -------       -------         -------
Balance June 30, 1996                        138.3          0.4        278.7          (0.8)        (73.5)          343.1
Net income                                                                                          69.9            69.9
Warrant issued in relation to divestiture                                5.0                                         5.0
Currency translation                                                                  (2.9)                         (2.9)
Dividends and accretion on
   preferred stock                                                     (14.1)                                      (14.1)
Stock plans (1,322,638 shares)                                          21.8                                        21.8
                                           -------      -------      -------       -------       -------         -------
Balance June 30, 1997                      $ 138.3      $   0.4      $ 291.4       $  (3.7)      $  (3.6)        $ 422.8
                                           =======      =======      =======       =======       =======         =======

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

The Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") on March 17, 1997. The historical results of the software business and the resultant gain on its sale have been reclassified and reported as discontinued operations in the Company's Consolidated Statements of Operations and of Cash Flows for all periods presented.

During the fiscal year, the Company completed the purchases of I-NET, Inc. ("I-NET") on August 29, 1996 and Advanced Paradigms, Inc. ("API") on November 13, 1996. During fiscal 1996, the Company completed the acquisitions of BISS Limited ("BISS") on October 18, 1995 and Dataserv Computer Maintenance, Inc. ("Dataserv") on May 3, 1996. On January 31, 1995 the Company acquired certain sales and service subsidiaries and the U.S. customer service business from Bull HN Information Systems, Inc. ("Bull"). The Company's Consolidated Statements of Operations and of Cash Flows for the years ended June 30, 1997, 1996 and 1995 include the results of the acquired businesses since acquisition.

Certain amounts in previously issued financial statements have been reclassified to conform to current presentations.

REVENUE RECOGNITION: The Company provides services under level-of-effort and fixed-price contracts. Under level-of-effort types of contracts, revenue is earned and billed as services are provided. For fixed-price contracts, revenue is recognized on the percentage-of-completion method. Anticipated contract losses are recognized in the period they are determined. Deferred revenue is recorded to the extent that billings exceed revenue recognized under service contracts and contracts accounted for under the percentage-of-completion method. Revenues from royalty agreements are recognized as earned over the contract term. Hardware and software revenues are recognized at time of shipment or delivery, provided collection is probable and there are no significant post-contract support obligations. If significant post-contract support obligations exist, then revenue is recognized over the period of such support arrangements. Service revenues in fiscal 1997 include approximately $14.0 million from the sale and licensing of intellectual property.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related, Chapter 11-related and restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates.

CASH AND EQUIVALENTS: Cash and equivalents include time deposits, certificates of deposit and repurchase agreements with original maturities of three months or less. Also included is restricted cash, totaling $12.7 million and $17.8 million at June 30, 1997 and 1996, respectively. Restrictions relate primarily to statutory reserves for the Company's insurance subsidiaries.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- (CONTINUED)

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

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base. Trade receivables include $77.0 million and $52.1 million at June 30, 1997 and 1996, respectively, due from the United States government and its agencies.

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

INTANGIBLE ASSETS: Intangible assets, including those identified as a result of fresh-start reporting and purchase accounting, and the related depreciable lives are as follows:

Trademarks and patents                                15 years
Computer software                                    3-7 years
Installed base - service                             5-8 years
License agreements                                   3-5 years
Assembled workforce                                 7-10 years
Goodwill                                           15-25 years
Reorganization value in excess of
  amounts allocated to identifiable
  intangible assets                                   15 years

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- (CONTINUED)

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

INCOME TAXES: The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since it intends to permanently reinvest these earnings in the growth of the business outside of the United States.

EARNINGS PER SHARE: Earnings per share for fiscal 1997 is calculated using the Modified Treasury Stock Method. Earnings per share for fiscal 1996 and 1995 are based on the weighted average number of common shares outstanding, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan in connection with its emergence from Chapter 11 in fiscal 1994, and the effect, when dilutive, of stock options and warrants. For purposes of calculating earnings per share, income (loss) from continuing operations and net income (loss) have been reduced by dividends and accretion related to the Company's preferred stock. Weighted average shares and common share equivalents totaled 43,429,243 for the year ended June 30, 1997, 36,306,461 for the year ended June 30, 1996 and 34,234,814 for the year ended June 30, 1995. Dividends and accretion totaled $14.1 million for the year ended June 30, 1997, $22.6 million for the year ended June 30, 1996 and $8.7 million for the year ended June 30, 1995.

POSTRETIREMENT BENEFITS: U.S. employees, exclusive of certain employees that are covered by defined contribution plans of acquired businesses, are included in the Wang Retirement Savings Plan. The Wang Retirement Savings Plan provides that the Company will make a basic annual contribution equal to 2%, 3%, or 4% of an employee's pay, based on length of service, with an additional transition contribution of 1% or 2% for employees who were 55 or older as of June 30, 1992. In addition, the Company will match employees' voluntary contributions to the plan in an amount equal to 50% of the first 4% of an employee's pay contributed to the plan. The Company may make an additional contribution based on its operating income as a percentage of revenue each year. This additional contribution is a percentage of the basic contribution that the Company makes, and ranges from 15% of the basic contribution for operating income that is 4% of revenue, to 100% of the basic contribution for operating income that is 9% or more of revenue. No additional contribution was made by the Company in any of the years ended June 30, 1997, 1996 or 1995.

Non-U.S. employees are covered by defined contribution and/or defined benefit pension plans in several countries, in accordance with applicable government regulations and local practices.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- (CONTINUED)

Certain postretirement health care and life insurance benefits are provided for current U.S. and non-U.S. retirees and employees.

RECENT ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted beginning with the Company's second fiscal quarter of 1998. At that time, the Company will be required to change the method currently used to compute primary and fully diluted earnings per share ("EPS") and restate all prior periods. Under FAS 128, for calculating fully diluted EPS, the Modified Treasury Stock Method is eliminated. Under FAS 128, diluted earnings (loss) per share would be $1.48, $(0.61), and $(2.24) for the years ended June 30, 1997, 1996, and 1995, respectively. Basic earnings
(loss) per share would be $1.51, $(0.64), and $(2.24) for the years ended June 30, 1997, 1996 and 1995 respectively.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for the way public companies report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in fiscal 1998. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- DISCONTINUED OPERATIONS

On March 17, 1997, the Company completed the sale of its software business unit to Kodak for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. As a result of the sale, the operations of the software business unit for all periods presented have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations and of Cash Flows.

Revenues, related income (loss) and income tax benefits associated with the software business unit for the years ended June 30, 1997, 1996 and 1995 were as follows (in millions):

                                                  Year Ended June 30,
                                           -------------------------------
                                             1997        1996        1995
                                           -------     -------     -------
Revenues                                   $  47.0     $  75.9     $  45.3
                                           =======     =======     =======
Operating loss, net of applicable tax
     benefits of $9.3 million, $20.4
     million and $17.5 million in 1997,
     1996 and 1995, respectively           $ (36.2)    $ (69.0)    $ (53.9)

Gain on sale, net of income tax
     expense of $75.2 million                112.8          --          --
                                           -------     -------     -------
Income (loss) from discontinued
     operations                            $  76.6     $ (69.0)    $ (53.9)
                                           =======     =======     =======

NOTE C -- BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES

BUSINESS ACQUISITIONS: On November 13, 1996, the Company acquired API, a privately-held Virginia-based provider of enterprise-wide Microsoft-specific LAN/WAN solutions, for approximately $6.0 million in cash and notes, plus assumed liabilites. API's Microsoft-centric expertise complements the Company's network and desktop services business, and enhances its position as a Microsoft Authorized Support Center. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values. The excess of the purchase price over the net liabilities assumed of $6.2 million has been recorded based on these purchase price allocations. Pro forma results of operations are not presented for API, as the amounts do not differ significantly from the Company's historical results.

On August 29, 1996, the Company acquired all of the outstanding shares of I-NET, pursuant to the Stock Purchase Agreement between the Company and the other stockholders of I-NET dated as of July 24, 1996, as amended on August 29, 1996.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- (CONTINUED)

I-NET is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. In consideration for the shares of I-NET, the Company paid the stockholders of I-NET $100.2 million in cash and issued a $64.5 million one-year, interest-free note. The Company has discounted the note payable at 8.0%, to $59.7 million, for accounting purposes and is increasing the principal balance through charges to interest expense to the maturity date. The final settlement of the note is subject to a reduction should the Company incur indemnified costs as defined by the Stock Purchase Agreement. The Company has the option to pay, at maturity, up to fifty percent of the principal amount of the note in Common Stock of the Company based on an agreed-upon formula.

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

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of the purchase price over the net liabilities assumed was $225.9 million and will be amortized using the straight line method over a period of twenty-five years.

A summary of the acquisition follows (in millions):

         Cash                                                        $100.2
         Note to selling stockholders                                  59.7
         Original investment in I-NET                                  12.4
         Transaction costs                                              7.9
         Stock options                                                  4.9
                                                                     ------
         Total consideration                                          185.1
         Estimated fair value of net (assets) liabilities assumed      40.8
                                                                     ------
         Excess of purchase price over net liabilities assumed       $225.9
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

                                                          Year Ended
                                                           June 30,
                                                    -----------------------
                                                       1997          1996
                                                    ---------     ---------
Revenues                                            $ 1,325.8     $ 1,356.7
Income (loss) from continuing
    operations                                      $   (14.1)    $     9.7
Net income (loss) attributable to
    common stockholders                             $    48.4     $   (81.9)
Net income (loss) per share applicable to common
    stockholders                                    $    1.32     $   (2.28)

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

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


                                              Year Ended June 30,
                                               1996         1995
                                            ---------    ---------
  Revenues                                  $ 1,109.5    $ 1,026.3

  Income (loss) from
    continuing operations                   $    57.4    $    (2.0)

  Net income (loss) applicable
    to common stockholders                  $    34.8    $   (10.7)

  Net income (loss) per share applicable
    to common stockholders                  $    1.06    $   (0.34)

On October 18, 1995, the Company acquired BISS Limited ("BISS"), a privately held company operating in the United Kingdom that designs, installs, integrates and supports network and client/server computing solutions. Of the $16.1 million cash purchase price, $12.6 million was paid at closing, with the remainder of $3.5 million paid in March 1997. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of purchase price over the fair value of the net assets acquired totaled $11.9 million and is included in intangible assets. Pro forma results of operations are not presented for the BISS acquisition as the amounts do not differ significantly from the Company's historical results.

On January 31, 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased from Bull S.A. its worldwide workflow and imaging business and from Bull HN Information Systems, Inc., its U.S. federal systems subsidiary, its U.S. customer services business, and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. In consideration for these businesses, the Company paid Bull $110.0

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

million in cash, delivered a promissory note in the principal amount of $27.2 million, subject to post-closing adjustments, and issued to Bull 1,650,000 shares of Wang Common Stock with a fair market value at the time of issuance of $22.9 million. During fiscal 1995, the promissory note was reduced by $5.3 million to reflect a reduced net asset value based upon the financial statements submitted by Bull management and an agreed-upon adjustment. During fiscal 1997 the Company and Bull negotiated a settlement of the objection proceedings which the Company initiated to challenge the net asset value of the assets it had acquired from Bull on January 31, 1995. As a result, the Company recorded in the financial statements for the quarter ended September 30, 1996, an additional reduction to Borrowings due within one year of $5.4 million, with a corresponding reduction to Goodwill. The remaining obligation, totaling $16.5 million, plus accrued interest of $2.8 million, was paid to Bull on December 30, 1996.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based on their respective fair values.

A summary of the acquisition follows (in millions):

         Cash                                                    $110.0
         Note to Bull HN                                           16.5
         Company common stock (1,650,000 shares)                   22.9
                                                                 ------
         Total consideration                                      149.4

         Estimated fair value of net tangible assets acquired      43.4
                                                                 ------
         Excess of purchase price over net tangible
           assets acquired                                       $106.0
                                                                 ======

The excess of purchase price over net assets acquired of $106.0 million was allocated to specific intangible asset categories as follows (in millions):

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

All long-term liabilities, including liabilities established for over-market and excess space leases totaling approximately $28.0 million, were stated at the present value of amounts to be paid, determined at appropriate current interest rates. Discount rates of approximately 8.0% to 12.0% were used to determine present value. Software licenses and the installed base were valued using an income approach. This approach discounted an estimate of the total monetary benefits expected to be realized, to its present worth, adjusted for the Company's effective tax rate. The discount rate of 20.0% used in this determination considered the degree of risk associated with the realization of the projected monetary benefits. The value of the assembled workforce was established based on replacement cost. The excess of purchase price over the fair value of the assets acquired not attributable to specific tangible or identifiable intangible assets of the Company was reported as goodwill.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

The following pro forma results of operations have been prepared as though the Bull acquisition had occurred as of the beginning of the period presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the date indicated, nor of future results of operations of the Company (in millions, except per share data).


                                              Year Ended
                                            June 30, 1995
                                            -------------
Revenues                                      $ 1,164.4

Loss from continuing operations               $    (2.0)

Net loss applicable to common stockholders    $   (10.7)

Net loss per share applicable to common
   stockholders                               $   (0.34)

ACQUISITION-RELATED CHARGES: The Company recorded a charge to operations of $27.4 million in the quarter ended September 30, 1996, of which $12.3 million reflects the costs associated with combining the operations of the Company and I-NET. Integration-related costs and other cost reduction initiatives consist of the following (in millions):

                  Workforce-related                $13.4
                  Depreciable assets                 3.1
                  Facilities                         7.5
                  Other                              5.1
                                                   -----
                                                    29.1
                  Less amount included in
                    discontinued operations         (1.7)
                                                   -----
                  Amount related to continuing
                    operations                     $27.4
                                                   =====

The formal plan was recorded as of September 30, 1996 based upon the best information available at the time. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. As a result of the acquisition and other cost reduction initiatives, certain sales, technical support and administrative functions are being combined and reduced. The Company's plan includes the release of approximately 500 employees as part of these initiatives. The facilities-related reserves were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets, including information systems, leasehold improvements and other productive assets no longer required.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

During the quarter ended March 31, 1997, the Company recorded a charge to operations of $8.6 million which primarily reflects the additional costs associated with integrating its recent acquisitions and for the writedown of legacy information systems being replaced. These charges consist of the following (in millions):

                           Workforce-related         $5.9
                           Depreciable assets         0.2
                           Facilities                 0.1
                           Other                      2.4
                                                     ----
                                                     $8.6
                                                     ====

The formal plan was recorded as of March 31, 1997 based upon the best information available at the time. Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their locations. The Company's plan includes the release of approximately 200 employees.

On March 29, 1995, the Company's Board of Directors approved a plan to proceed with integration and consolidation initiatives principally related to the Bull acquisition. Acquisition-related charges were recorded as of March 31, 1995, and consisted of the following (in millions):

                           Facilities                $ 6.1
                           Depreciable assets         15.8
                           Workforce-related          46.0
                           Other                      13.2
                                                     -----
                                                      81.1
                           Less amount included
                                 in discontinued
                                 operations           (8.6)
                                                     -----
                           Amount related to
                                 continuing
                                 operations          $72.5
                                                     =====


The formal plan was recorded as of March 31, 1995, based upon the best information available at the time. The facilities-related reserves for the Company's excess sales and service and other support facilities were established to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These reserves will be utilized only when the excess space has been vacated and there are no plans to utilize the facility in the future. Depreciable assets-related reserves were established to recognize, at net realizable value, the write-down and disposal value of existing assets including information systems, leasehold improvements and other assets no longer required. As a result of the acquisition, certain technical support, customer service, distribution, research and development, and administrative functions are being combined and reduced.

Workforce-related reserves, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

Cash outlays to complete these and earlier initiatives as well as initiatives which have been recorded as part of purchase accounting are estimated to approximate $29.0 million during fiscal 1998 and $7.0 million thereafter. During fiscal 1997, employment was reduced by approximately 850 employees related to these initiatives.

Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During fiscal 1997, review of these accruals identified $1.0 million of excess reserves, which were reversed in June 1997. During the fiscal 1996 review of the acquisition-related accruals, the Company identified excess reserves of $2.8 million, primarily related to facilities and depreciable assets, as well as $2.8 million of additional severance requirements relative to the workflow and imaging R&D workforce acquired from Bull in Paris. Shortly after the Bull acquisition, the Company's attempts to release these employees were met with resistance by the Works Council, which was supported by the trade unions. The Company entered protracted negotiations and litigation with the Works Council, resulting in the additional charge recorded to settle the matter. These adjustments are recorded with "Acquisition-related charges" in the Consolidated Statements of Operations.

The activity related to these charges during fiscal years 1997, 1996 and 1995 is summarized in the following table (in millions):

                                                             Fiscal 1995 Activity
                                     ----------------------------------------------------------------
                         Balance                                                                          Balance
                         June 30,        New         Purchase                     Currency                June 30,
                           1994      Initiatives    Accounting    Utilization    Translation    Other       1995
                         -----------------------------------------------------------------------------------------
Facilities                $  --         $ 6.1          $ 2.5         $ (3.4)        $  --       $  --      $ 5.2
Depreciable assets           --          15.8            4.1          (11.1)           --          --        8.8
Workforce-related            --          46.0             --           (9.6)          1.0          --       37.4
Other                        --          13.2             --           (7.8)           --        (1.6)       3.8
                          -----         -----          -----         ------         -----       -----      -----
                          $  --          81.1(A)         6.6          (31.9)          1.0        (1.6)      55.2
                          =====
Less amounts
   included in
   discontinued
   operations                            (8.6)            --            6.6            --          --       (2.0)
                                        -----          -----         ------         -----       -----      -----
Acquisition-related
   charges-continuing
   operations                           $72.5          $ 6.6         $(25.3)       $ 1.0        $(1.6)     $53.2
                                        =====          =====         ======         =====       =====      =====


                                                          Fiscal 1996 Activity
                            -----------------------------------------------------------------------------
                               Charges/
                            (reversals) -
                              changes in
                            estimates and                                                                      Balance
                                 new             Purchase                                      Currency        June 30,
                             initiatives        Accounting     Utilization        Other       Translation        1996
                            -------------------------------------------------------------------------------------------
Facilities                     $(0.9)             $  --           $(3.2)          $  --          $(0.1)          $ 1.0
Depreciable assets              22.0                 --           (30.0)             --             --             0.8
Workforce-related                3.7                2.4           (26.6)             --           (0.5)           16.4
Other                            6.0                 --            (4.5)            0.4            0.1             5.8
                               -----              -----           -----           -----          -----           -----
                                30.8(A)             2.4           (64.3)            0.4           (0.5)           24.0
Less amounts included
   in discontinued
   operations                  (30.8)                --            30.8              --             --            (2.0)
                               -----              -----           -----           -----          -----           -----
Acquisition-related
   charges-continuing
   operations                  $  --              $ 2.4           $(33.5)         $ 0.4          $(0.5)          $22.0
                               =====              =====           =====           =====          =====           =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C  - - (CONTINUED)

                                                     Fiscal 1997 Activity
                            -------------------------------------------------------------------------
                               Charges/
                             (reversals)
                              changes in
                            estimates and                                                                 Balance
                                 new         Purchase                                      Currency       June 30,
                             initiatives    Accounting     Utilization        Other       Translation       1997
                            --------------------------------------------------------------------------------------
Facilities                     $ 7.1           $  --          $(1.4)          $(0.1)         $  --          $ 6.6
Depreciable assets               3.2             4.6           (4.4)           (0.1)            --            4.1
Workforce-related               20.0             4.8          (18.1)            0.1           (0.6)          22.6
Other                            6.4             1.0           (8.9)            0.3             --            4.6
                               -----           -----         ------           -----          -----          -----
                                36.7(A)         10.4          (32.8)            0.2           (0.6)          37.9
Less amounts
   included in
   discontinued
   operations                   (1.7)             --            3.7              --             --             --
                               -----           -----         ------           -----          -----          -----
Acquisition-related
   charges-continuing
   operations                  $35.0           $10.4         $(29.1)          $ 0.2          $(0.6)         $37.9
                               =====           =====         ======           =====          =====          =====


                                                          1995       1996        1997
                                                        -------    -------     -------
(A) Comprised of:
Decreases in initial purchase price adjusted
   pursuant to FAS 38                                   $    --    $    --     $    --
Initial charges                                            81.1       30.8        37.7
Increases and overages of estimated integration
   accruals recognized in income                             --        2.8          --
Reversals of estimated integration accruals
   recognized in income                                      --       (2.8)       (1.0)
                                                        -------    -------     -------
                                                        $  81.1    $  30.8     $  36.7
                                                        =======    =======     =======

The June 30, 1997 and 1996 balances of acquisition-related reserves are classified as follows (in millions):

                                                          June 30,
                                                     ------------------
                                                       1997       1996
                                                     -------    -------
     Depreciable assets                              $   4.1    $   0.8
     Accounts payable, accrued expenses and other       26.0       22.0
     Non-current liabilities                             7.8        1.2
                                                     -------    -------
                                                     $  37.9    $  24.0
                                                     =======    =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow (in millions):

                                               June 30,
                                          ------------------
                                            1997       1996
                                          -------    -------
Accounts receivable
     Billed                               $ 226.2    $ 176.9
     Unbilled                                36.0       28.0
                                          -------    -------
                                            262.2      204.9
     Less allowances                         17.9       10.8
                                          -------    -------
                                          $ 244.3    $ 194.1
                                          =======    =======
Inventories
     Finished products                    $   5.6    $   9.5
     Raw materials and work-in-process        7.8        8.8
     Service parts and supplies               1.1        1.6
                                          -------    -------
                                          $  14.5    $  19.9
                                          =======    =======
Depreciable assets
     Land                                 $   4.5    $   5.4
     Buildings and improvements              25.0       19.7
     Machinery and equipment                 84.9       62.9
     Spare parts                            140.3      140.9
                                          -------    -------
                                            254.7      228.9
     Less accumulated depreciation          131.7       91.6
                                          -------    -------
                                          $ 123.0    $ 137.3
                                          =======    =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- (CONTINUED)

                                                    June 30,
                                              ------------------
                                                1997       1996
                                              -------    -------
Intangible assets
     Trademarks and patents                   $   4.1    $  24.8
     Computer software                            0.3       37.1
     Installed base - service                    61.6      128.5
     License agreements                          24.9       29.9
     Assembled workforce                         13.9       16.2
     Goodwill                                   271.0       50.7
     Reorganization value in excess of
         amounts allocated to identifiable
         intangible assets                         --       21.2
                                              -------    -------
                                                375.8      308.4
     Less accumulated amortization               64.2      104.7
                                              -------    -------
                                              $ 311.6    $ 203.7
                                              =======    =======
Accounts payable, accrued expenses
     and other
     Accounts payable                         $  64.4    $  54.3
     Accrued expenses                           121.3       95.4
     Compensation and benefits                   57.9       49.1
     Restructuring, reorganization and
         acquisition-related                     33.9       34.9
     Other                                       18.2       20.0
                                              -------    -------
                                              $ 295.7    $ 253.7
                                              =======    =======
Other long-term liabilities
     Postretirement benefits                  $  16.8    $  17.3
     Pension                                      7.1        8.2
     Facilities                                   9.2       14.4
     Restructuring, reorganization and
         acquisition-related                      7.8        2.5
     Insurance                                    5.6        7.4
     Other                                       51.5       27.6
                                              -------    -------
                                              $  98.0    $  77.4
                                              =======    =======

NOTE E -- IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In accordance with FAS 121, the Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- (CONTINUED)

Due to accelerated conversion by a major client to other systems which became evident in February 1997, the Company evaluated the ongoing value of certain software licenses and the related goodwill that were the result of the Bull acquisition, and determined that assets with a carrying amount of $21.3 million were impaired and wrote them down by $14.4 million to their estimated fair value of $6.9 million. In order to determine the estimated fair value of these assets, the Company relied upon the present value of estimated discounted future cash flows. The writedown of these assets is included with "Amortization of intangibles - acquisition and fresh-start" in the Consolidated Statements of Operations for the year ended June 30, 1997.

The Company's analysis indicates that assets associated with the sales and service of proprietary GCOS products are not currently impaired. The Company's current estimate of undiscounted cash flows indicated that the carrying amount of these assets is expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term should there be an accelerated revenue decline from these sources or the loss of a major customer, resulting in a future requirement to reduce the carrying value of those assets to fair value.

NOTE F--FINANCING ARRANGEMENTS

SERIES A PREFERRED STOCK: On May 30, 1995, the Company issued to Microsoft Corporation 90,000 shares ($90.0 million face amount) of 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), redeemable on October 1, 2003 or within 180 days of a written request of the holders thereof received by the Company at any time on or after May 30, 2002 at $1,000.00 per share plus accrued and unpaid dividends. Redemption and liquidation preference of the preferred stock is $90.0 million. The excess of the redemption value over the initial carrying value of $84.0 million is being accreted by periodic charges to retained earnings over the life of the issue, or, in the absence of retained earnings, to capital in excess of par value.

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

BORROWING ARRANGEMENTS:

Borrowings due within one year consisted of (in millions):

                                              June 30,
                                        ------------------
                                          1997       1996
                                        -------    -------
Notes payable to former shareholders
    of I-NET, non-interest bearing,
    due August 24, 1997                 $  63.3    $    --
Note payable to Bull - 9.25% at June
    30, 1996, payable in 1997                --       21.9
                                        -------    -------
                                        $  63.3    $  21.9
                                        =======    =======

Notes payable to former shareholders of I-NET includes inputed interest of $3.6 million using an interest rate of 8.0%, which represents Wang's effective borrowing rate under its Revolving Credit Facility.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F  -- (CONTINUED)

Interest paid amounted to $2.9 million, $2.4 million, $3.7 million for the years ended June 30, 1997, 1996 and 1995 and is primarily related to the note payable to Bull and the revolving credit facility described below.

On January 31, 1995, the Company entered into a revolving credit facility with BT Commercial Corporation ("BTCC") and certain other financial institutions. The three-year facility provided for borrowings of up to $125.0 million, reduced to $115.0 million for the period from January 30, 1996 to March 31, 1996, and to $100.0 million thereafter. In connection with the acquisition of I-NET, the Company entered into an Amended and Restated Revolving Credit Facility (the "Revolving Credit Facility") with Bankers Trust Company and certain other financial institutions. The three-year facility provides for borrowings of up to $225.0 million, including up to $70.0 million of letters of credit, limited to the lesser of the facility maximum or a formula based on the Company's accounts receivable and a supplemental amount. Interest on any borrowings is based on BTCC's prime rate plus 0.25% to 1.25%, depending on the Company's performance. The BTCC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and indebtedness, as well as restrictions on the payment of cash dividends on the Common Stock. The Company was in compliance with these covenants as of both June 30, 1997 and 1996. As of June 30, 1997, letters of credit aggregating $11.5 million were outstanding under the agreement, and $204.1 million was available for use by the Company for either additional letters of credit or borrowing. The financing is collateralized by substantially all of the Company's domestic assets.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--INCOME TAXES

Pretax income (loss) from continuing operations is as follows (in millions):

                         Year Ended June 30,
                  ------------------------------
                    1997        1996       1995
                  -------     -------    -------
Domestic          $ (49.8)    $  56.0    $  22.8
Foreign              27.5        38.9      (15.9)
                  -------     -------    -------
         Total    $ (22.3)    $  94.9    $   6.9
                  =======     =======    =======

The provision for income taxes consisted of (in millions):

                                   Year Ended June 30,
                            -------------------------------
                              1997        1996        1995
                            -------     -------     -------
Continuing operations       $ (15.6)    $  31.4     $  21.1
Discontinued operations        65.9       (20.4)      (17.5)
                            -------     -------     -------
Net income tax provision    $  50.3     $  11.0     $   3.6
                            =======     =======     =======

The income tax provision (benefit) from continuing operations consists of the following:

                                          Year Ended June 30,
                                   -------------------------------
                                     1997        1996        1995
                                   -------     -------     -------
Current:
    Federal                        $   3.5     $    --     $    --
    Non-U.S.                           2.2         0.7         0.2
    State                              1.5          --          --
Deferred:
    Federal                          (23.3)       20.4        18.0
    Non-U.S.                           4.6          --          --
    State                             (4.1)         --          --
Change in valuation allowance           --        (2.5)         --
Tax benefit applied to reduce
    reorganization value in
    excess of amounts allocated
    to identifiable intangible
    assets and goodwill                 --        12.8         2.9
                                   -------     -------     -------
                                   $ (15.6)    $  31.4     $  21.1
                                   =======     =======     =======

The provisions (benefit) for income taxes from continuing operations differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):

                                           Year Ended June 30,
                                    -------------------------------
                                      1997        1996        1995
                                    -------     -------     -------
Taxes at statutory rate of 35%      $  (7.8)    $  33.2     $   2.4
Amortization of excess
  reorganization value                  0.9         2.4         1.9
Non-deductible expenses                 1.8         2.0         1.3
Foreign tax differential               (0.6)        0.7         2.0
State taxes                            (2.6)         --          --
Loss carryforwards not currently
  utilizable                            1.7         3.7        16.2
Loss carryforwards utilized            (6.7)       (5.3)       (8.7)
Change in Valuation allowance            --        (2.5)         --
Other, net                             (2.3)       (2.8)        6.0
                                    -------     -------     -------
                                    $ (15.6)    $  31.4     $  21.1
                                    =======     =======     =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - (CONTINUED)

The significant components of deferred tax assets and liabilities are as follows (in millions):

                                        Year Ended June 30,
                                        -------------------
                                          1997        1996
                                        -------     -------
Net operating loss and credit
  carryforwards                         $ 477.2     $ 561.8
Accrued restructuring expenses             43.7        11.4
Capitalized research and
  development expenses                      8.3          --
Depreciation                               17.8        18.0
Other                                      52.1        44.2
                                        -------     -------
      Gross deferred tax assets           599.1       635.4
                                        -------     -------
Fresh start intangibles                      --       (20.6)
Goodwill and other acquired
  intangibles                             (12.7)      (15.7)
Other                                     (57.8)      (28.8)
                                        -------     -------
      Gross deferred tax liabilities      (70.5)      (65.1)
                                        -------     -------
      Valuation allowance                (488.5)     (522.7)
                                        -------     -------
       Net deferred tax asset           $  40.1     $  47.6
                                        =======     =======

The Company has a deferred tax asset balance at June 30, 1997 of $40.1 million included in its other assets. A net deferred tax asset of $47.6 million was originally recorded at June 30, 1996. Of the original deferred tax asset, $43.4 million was attributable to the expected utilization of net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of identifiable intangible assets. Of the remainder, $1.7 million was attributable to tax benefits acquired from Bull, reducing goodwill related to the Bull acquisition, and $2.5 million was attributable to the expected utilization of tax net operating loss carryforwards generated subsequent to September 30, 1993, reducing the provision for income taxes. During fiscal 1997, the deferred tax asset decreased by $7.5 million from $47.6 million to $40.1 million at June 30, 1997. The decrease was due to the utilization of net operating loss carryforwards in connection with the gain on sale of the software business unit, offset by an increase attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. The increase eliminated the remaining reorganization value in excess of identifiable intangible assets at June 30, 1997. Although realization is not assured, management believes that the deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax operating loss carryforwards from expiring unused. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Under fresh-start reporting, any tax benefits recognized for cumulative temporary differences and tax basis net operating loss carryforwards existing at September 30, 1993 (the date of the Company's emergence from Chapter 11), will not reduce the tax provision for income taxes, but instead, have reduced reorganization value in excess of amounts allocated to identifiable intangible assets to zero, have reduced other intangible assets related to the reorganization to zero, and thereafter will increase capital in excess of par value. Tax benefits which are substantially recognized through a reduction in the valuation allowance will be recorded as follows (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- (CONTINUED)

                                                  Year Ended June 30,
                                            -----------------------------
                                              1997       1996       1995
                                            -------    -------    -------
Reorganization value in excess of
     amounts allocated to identifiable
     assets                                 $    --    $  13.7    $  75.9
Goodwill and other non-current
     intangible assets                           --       65.5       87.9
Capital in excess of par value                325.4      298.3      261.5
Income tax benefit to be reported in the
     Statement of Operations                  163.1      145.2      123.7
                                            -------    -------    -------
                                            $ 488.5    $ 522.7    $ 549.0
                                            =======    =======    =======

If the Company experiences another change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation will be placed upon the Company's ability to realize the benefit of its U.S. net operating loss carryforwards.

U.S. federal income taxes have not been provided on approximately $125.0 million, $119.4 million and $113.4 million of earnings on non-U.S. subsidiaries at June 30, 1997, 1996 and 1995, respectively, since such amounts are considered to be permanently reinvested.

At June 30, 1997, the Company and its subsidiaries have tax basis net operating loss carryforwards of approximately $1.2 billion and tax credit carryforwards of approximately $89.0 million that are available to offset future taxable income.

Tax basis loss carryforwards and tax credit carryforwards expire as follows (in millions):

                                                                            2003 &
                                1998     1999     2000     2001     2002    Beyond
                              ----------------------------------------------------
U.S. tax basis loss
    carryforwards             $   --   $   --   $   --   $   --   $199.8    $506.1
Non-U.S. tax loss
    carryforwards             $  8.9   $ 14.5   $ 11.7   $  4.5   $  1.4    $447.0
Investment tax credits and
    R&D tax credit
    carryforwards             $ 17.5   $ 26.2   $ 20.7   $ 13.8   $  3.3    $  7.5

NOTE H -- STOCKHOLDERS' EQUITY

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H  - - (CONTINUED)

COMMON STOCK: The Company's authorized Common Stock consists of 100 million shares, $0.01 par value per share. Holders of the Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. The common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been paid to date. The rights, preferences and privileges of holders of the Common Stock are subject to, and may be adversely affected by, the rights of holders of shares of the outstanding Series B Preferred Stock, as well as any other series of preferred stock that the Company may designate and issue in the future.

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

In connection with the sale of its software business to Kodak, the Company issued to Microsoft a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $23.00 per share. The warrant became exercisable 90 days after the closing and expires on the redemption date of the Series A Preferred Stock. If and when exercised, the warrant will be closed out on a net share basis. The value of the warrant established upon issuance was recorded as a reduction of the gain on the sale of the software business.

STOCK OPTIONS:

1993 STOCK INCENTIVE PLAN: On September 30, 1993, the Company commenced the granting of non-qualified options to certain employees to purchase Common Stock of the Company at $7.35 per share under the Stock Incentive Plan. The maximum number of shares issuable under this plan was 2,283,650. At June 30, 1997, all options available under this plan had been granted and were fully vested.

1993 DIRECTORS' STOCK OPTION PLAN: The Company provided for the issuance of up to 80,000 shares of Common Stock under the 1993 Directors' Stock Option Plan. Under this plan, each initial director of the Company (other than Mr. Tucci, Chairman of the Board and Chief Executive Officer), received a one-time grant of a non-qualified option to purchase 10,000 shares of the Common Stock of the Company at an exercise price of $7.35 per share. At June 30, 1997, all options available under this plan had been granted and were fully vested.

1994 EMPLOYEES' STOCK INCENTIVE PLAN: On January 25, 1995, the Company's stockholders approved the Employees' Stock Incentive Plan. The Employees' Stock Incentive Plan provides for the issuance of up to 4,817,153 shares of Common Stock of the Company as either Incentive Stock Options, Non-Qualified Stock Options or Restricted Stock awards, on terms and vesting schedules as may be set from time to time by the Organization, Compensation and Nominating Committee of the Board of Directors. Both the Incentive

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H  - - (CONTINUED)

Stock Options and Non-Qualified Stock Options granted to date under the Employees' Stock Incentive Plan vest ratably over three or four years from the date of grant provided the employee continues to be employed by the Company, and expire ten years after the date of the grant. The restrictions on the Restricted Stock awards lapse within three years from the date of the grant.

1995 DIRECTORS' STOCK OPTION PLAN: On January 25, 1995, the Company's stockholders approved the 1995 Director Stock Option Plan (the "1995 Director Plan"). A total of up to 180,000 shares of Common Stock of the Company may be issued upon the exercise of options granted under the 1995 Director Plan. All options granted under the 1995 Director Plan are non-qualified stock options.

The 1995 Director Plan provides for the automatic grant of an option for 6,500 shares of Common Stock under the following circumstances: (i) an option was granted to each outside Director on January 25, 1995, the date the 1995 Director Plan was approved by the stockholders of the Company; (ii) an option will automatically be granted to each additional outside Director who is initially elected to the Board of Directors after the approval of the 1995 Director Plan by the stockholders of the Company, upon his or her initial election to the Board of Directors; and (iii) on September 30 of each year, an option will automatically be granted to each outside Director who attended, in the fiscal year ending the preceding June 30, at least 75% of the aggregate of the number of Board of Directors meetings held and the number of meetings held by committees of the Board on which he or she then served. The exercise price of each option granted under the 1995 Director Plan will be equal to the current market value of the Common Stock on the date of grant (which will be determined based upon the average closing price of the Common Stock over the 30-business-day period beginning 45 business days before the date of grant of the option) and will vest as to 34%, 33% and 33% of the shares covered thereby on the first, second and third anniversaries of the date of grant, respectively, provided the optionee continues to serve as a Director on such dates.

EMPLOYEES' STOCK PURCHASE PLAN: The Employees' Stock Purchase Plan (the "Stock Purchase Plan") permits purchases on a voluntary basis by eligible employees of up to 685,715 shares of Common Stock of the Company. Under this plan, a total of 76,108 shares were issued in two offerings, the second of which terminated on April 30, 1995. The remainder of the shares rolled over to the 1995 Employees' Stock Purchase Plan (the "1995 Stock Purchase Plan") described below. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above, were eligible to participate in the Stock Purchase Plan. Shares of Common Stock were offered under the Stock Purchase Plan in six-month payment periods commencing May 1, 1994. The purchase price was 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever was lower. Purchases were deemed to be made on the last day of each payment period and could only be made by participants who were employees on that day. The purchase price was paid with payroll deductions in an amount specified by each employee (which could not exceed a specified percentage of his or her salary), accumulated during the payment period.

1995 EMPLOYEES' STOCK PURCHASE PLAN: On January 25, 1995, the Company's stockholders approved the 1995 Employees' Stock Purchase Plan permitting purchases on a voluntary basis by eligible employees of up to 609,607 shares of Common Stock of the Company. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above of the parent company, are eligible to participate in the 1995 Stock Purchase Plan. The six-month payment periods of the 1995 Stock Purchase Plan run consecutively, commencing on each November 1 and May 1. Purchases are deemed to be made on the last day of each payment period and can only be

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H  - - (CONTINUED)

made by payroll deductions in an amount specified by each employee (which may not exceed a specified percentage of an employee's salary), accumulated during the payment period. The purchase price is 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever is lower. Purchases were deemed to be made on the last day of each payment period and could only be made by participants who were employees on that day. The purchase price was paid with payroll deductions in an amount specified by each employee (which could not exceed a specified percentage of his or her salary), accumulated during the payment period.

PRO FORMA ACCOUNTING FOR STOCK-BASED COMPENSATION: In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages companies to adopt the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period.

In accordance with FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates ranging from 5.14% to 6.65%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 42%; and a 3 year and 5 year expected life for options granted to non-executives and executives, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                Year Ended June 30,
                                                 1997         1996
                                               ---------------------
    Pro forma income (loss) (in millions):
         Continuing operations                 $  (13.4)    $   60.8
         Net income                            $   63.3     $   (8.2)

    Pro forma earnings (loss) per share
         Primary
              Continuing operations            $  (0.45)    $   1.05
              Net income                       $   1.31     $  (0.85)
         Fully diluted
              Continuing operations            $  (0.32)    $   1.05
              Net income                       $   1.30     $  (0.85)

     Weighted average fair value of options
         granted during the period             $   8.56     $   6.36

During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H  - - (CONTINUED)

Presented below is a summary of the status of the stock option plans and the related transactions:

                                                                      Year Ended June 30,
                                            1997                            1996                             1995
                                 -----------------------------------------------------------------------------------------
                                                   Weighted                       Weighted                        Weighted
                                                   Average                         Average                         Average
                                    Shares          Price         Shares            Price              Shares       Price
                                 -----------------------------------------------------------------------------------------
Options outstanding at
  beginning of year              4,601,997          $12.45      3,453,001           $ 9.73           2,058,877     $  7.67
Granted                          2,820,143          $17.62      2,175,750           $15.66           1,826,600     $ 12.11
Exercised                          773,033          $11.28        598,472           $ 8.41             218,364     $  7.55
Canceled                           662,052          $15.97        428,282           $12.20             214,112     $  8.55
                                 ---------                      ---------                            ---------
Options outstanding
  at end of year                 5,987,055          $14.68      4,601,997           $12.45           3,453,001     $  9.73
                                 =========                      =========                            =========
Options exercisable
  at end of year                 1,958,781                      1,039,665                              526,060
                                 =========                      =========                            =========

Options granted in fiscal 1997 include approximately 750,000 options granted outside of the employee stock option plans. There was no compensation expense associated with these grants.

At June 30, 1997 and 1996, 373,930 and 1,942,421 shares, respectively, were available for future grants under stock option plans.

The following table summarizes information about stock options outstanding at June 30, 1997:

                             Options Outstanding                Options Exercisable
                     -------------------------------------    ----------------------
                                   Weighted-
                                    Average
                                   Remaining     Weighted-                 Weighted-
                                  Contractual     Average                   Average
Range of Exercise                    Life        Exercise                  Exercise
     Prices            Shares       (Years)       Price         Shares       Price
-----------------    -------------------------------------    ----------------------
$ 0.07                 102,425        9.2         $ 0.07         49,770      $ 0.07
$ 7.35 - $11.15      1,082,480        6.9         $ 8.11        873,175      $ 7.40
$12.06 - $17.88      2,283,827        7.9         $13.84        962,753      $13.20
$18.05 - $23.25      2,511,323        9.5         $18.85         70,703      $18.87
$24.13                   7,000        8.7         $24.13          2,380      $24.13
                     =========                                =========
$ 0.07 - $24.13      5,987,055        8.4         $14.68      1,958,781      $10.50
                     =========                                =========

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS: The Company has two frozen defined benefit plans in the United States. As a result of freezing all future benefits under both U.S. plans, no increase in compensation is assumed for either plan subsequent to the dates that the plans were frozen.

U.S. pension cost consisted of (in millions):

                                             Year Ended June 30,
                                       -------------------------------
                                        1997        1996        1995
                                       -------     -------     -------
Service cost                           $    --     $   0.6     $   0.5
Interest cost                              7.7         7.0         4.1
Actual return on assets                   (8.7)      (10.3)       (4.8)
Other, net                                (0.1)        3.0         0.7
                                       -------     -------     -------
     Net U.S. pension cost (credit)    $  (1.1)    $   0.3     $   0.5
                                       =======     =======     =======

The funded status of the U.S. plans was (in millions):

                                                               June 30,
                                                         -------------------
                                                           1997        1996
                                                         -------     -------
Fair value of plan assets                                $ 114.4     $  99.6
Projected benefit obligation                               (99.3)      (93.9)
                                                         -------     -------
Plan assets greater than projected benefit obligation       15.1         5.7
Unrecognized net gain                                      (13.8)       (5.7)
Unrecognized net transition asset                           (0.5)       (0.5)
                                                         -------     -------
Prepaid (accrued) pension costs                          $   0.8     $  (0.5)
                                                         =======     =======
Accumulated benefits                                     $  99.3     $  93.9
                                                         =======     =======
Vested benefits                                          $  99.3     $  93.5
                                                         =======     =======

Non-U.S. pension cost consisted of (in millions):

                                             Year Ended June 30,
                                       -------------------------------
                                        1997        1996        1995
                                       -------     -------     -------
Service cost                           $   0.4     $   1.9     $   1.3
Interest cost                              1.2         2.4         1.9
Actual return on assets                   (3.5)       (3.7)       (2.6)
Other, net                                 2.3         0.4         0.3
                                       -------     -------     -------
     Net non-U.S. pension cost         $   0.4     $   1.0     $   0.9
                                       =======     =======     =======

The funded status of non-U.S. plans was (in millions):

                                                               June 30,
                                                         -------------------
                                                           1997        1996
                                                         -------     -------
Fair value of plan assets                                $  16.7     $  58.8
Projected benefit obligation                               (16.5)      (51.5)
                                                         -------     -------
Plan assets in excess of projected benefit obligation        0.2         7.3
Unrecognized net (gain) loss                                 3.3        (1.6)
                                                         -------     -------
Prepaid (accrued) pension costs                          $  (3.1)    $   8.9
                                                         =======     =======
Accumulated benefits                                     $  15.9     $  46.4
                                                         =======     =======
Vested benefits                                          $  12.7     $  41.6
                                                         =======     =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I  -- (CONTINUED)

During 1997, the Company converted four of its defined benefit pension plans related to its Australian and Canadian subsidiaries to defined contribution plans. The accrued benefits for plan members were transferred to the defined contribution plans. Settlement and curtailment gains amounted to $1.1 million.

The following assumptions were used to measure the projected benefit obligation for the defined benefit pension plans:


                                  June 30, 1997          June 30, 1996
                               ------------------     ------------------
                               U.S.      Non-U.S.      U.S.     Non-U.S.
                               Plans      Plans       Plans      Plans
                               -----    ---------     -----    ---------
Discount rate                  8.25%    6.3%-12.0%     8.0%    6.8%-12.0%
Average increase in
     compensation levels        0.0%     3.0%-9.0%     0.0%    7.5%-12.0%
Expected long-term rate of
     return for plan assets     9.0%    8.0%-12.0%     8.0%    7.5%-12.0%

Plan assets consist principally of equity and fixed income investments. Annual cost is determined using the projected unit credit actuarial method.

DEFINED CONTRIBUTION PLANS: The Company has several defined contribution plans which cover substantially all employees in the United States and certain non-U.S. subsidiaries. Contributions are generally based on fixed amounts of eligible compensation. The Company's expense for U.S. and non-U.S. plans totaled $13.8 million for the year ended June 30, 1997, and $9.6 million for each of the years ended June 30, 1996 and 1995.

NOTE J -- INDUSTRY, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

INDUSTRY SEGMENT INFORMATION: The Company operates primarily in one industry segment, which includes providing customers in approximately 130 countries with worldwide information technology services, including electronic commerce, software application integration, network architecture/design and security management, help desk support, maintenance and installation, warranty and procurement.

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

SIGNIFICANT CUSTOMER: The Company had revenues from the U.S. government and its agencies of approximately $385 million for the year ended June 30, 1997, $228 million for the year ended June 30, 1996, and $145 million for the year ended June 30, 1995. The majority of these revenues were in the United States geographic area.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- (CONTINUED)

Certain information on a geographic basis follows (in millions):

                                        Year Ended June 30,
                                 ---------------------------------
                                   1997         1996        1995
                                 --------     --------    --------
Revenues from unaffiliated
   customers:
     United States, including
         direct export sales     $  858.9     $  537.6    $  429.0
     Other Americas                  69.4         63.8        48.7
     Europe                         216.5        251.1       295.4
     Asia/Pacific                   123.6        161.4       128.8
                                 --------     --------    --------
                                 $1,268.4     $1,013.9    $  901.9
                                 ========     ========    ========
Interarea transfers:
     United States               $   14.8     $   13.9    $   20.9
     Other Americas                    --           --         0.2
     Europe                           0.3          0.1         0.3
     Asia/Pacific                     0.1           --          --
                                 --------     --------    --------
                                 $   15.2     $   14.0    $   21.4
                                 ========     ========    ========
Income (loss) from
   continuing operations
   before income taxes:
     United States               $  (52.2)    $   46.8    $   27.3
     Other Americas                   6.1         10.0       (12.5)
     Europe                          17.4         18.3         9.2
     Asia/Pacific                     6.4         19.8       (17.1)
                                 --------     --------    --------
                                 $  (22.3)    $   94.9    $    6.9
                                 ========     ========    ========

The income (loss) from continuing operations before income taxes for the years ended June 30, 1997, 1996 and 1995 included $36.3 million, $(1.1) million, and $62.1 million, respectively, of net acquisition-related, Chapter 11-related and restructuring charges (credits).

                                                       June 30,
                                                 --------------------
                                                   1997        1996
                                                 --------    --------
Identifiable assets (excluding intercompany):
   United States                                 $  732.3    $  527.8
   Other Americas                                    44.1        51.6
   Europe                                           204.5       184.8
   Asia/Pacific                                      53.9        93.5
   Eliminations and other                              --        (1.1)
                                                 --------    --------
                                                 $1,034.8    $  856.6
                                                 ========    ========

NOTE K -- COMMITMENTS AND CONTINGENCIES

LEASES: Rental expense for the three fiscal years ended June 30, 1997, 1996 and 1995 was $33.8 million, $28.2 million and $17.6 million, respectively.

Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in millions):

                                         Year Ended June 30,
                          ---------------------------------------------------
                            1998       1999       2000       2001       2002    Thereafter
                          -------    -------    -------    -------    -------   ----------
Future minimum lease
  commitments on
  noncancelable leases    $  39.7    $  31.1    $  25.2    $  16.5    $   9.1    $  23.7

Future minimum
  sublease income         $   7.6    $   5.4    $   1.5    $   1.3    $   1.3    $   4.5

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- (CONTINUED)

These future minimum lease commitments include approximately $30.0 million, net of sublease income, related to facilities the Company has elected to abandon in connection with the restructuring and acquisition-related initiatives.

FOREIGN CURRENCY GAINS(LOSSES): Foreign currency exchange and translation gains or losses were insignificant for the years ended June 30, 1997 and 1996. Foreign currency exchange and translation gains or losses included in operations amounted to a $0.7 million loss for the year ended June 30, 1995.

FORWARD EXCHANGE CONTRACTS: At June 30, 1996, the Company had forward exchange contracts with maturities of less than one year, to exchange predominantly European currencies for U.S. dollars in the amounts of $1.2 million in foreign currency. No contracts were held at June 30, 1997. Market risk arises from fluctuation of currency rates during the period that contracts are outstanding.

LITIGATION: Prior to its filing for Chapter 11 protection in August of 1992, from which it successfully emerged in September of 1993, the Company was a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the company operated under Chapter 11. Claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under the Reorganization Plan. The Company also is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all existing matters will be material to the Company's consolidated financial position, results of operations, or cash flows.

NOTE L -- REORGANIZATION AND RESTRUCTURING EXPENSES

Reorganization expenses relate to the reorganization and restructuring of the Company in connection with its emergence from Chapter 11 and the implementation of its Reorganization Plan.

In conjunction with its emergence from Chapter 11, an accrual of $17.8 million was recorded, representing the estimated amount of the Predecessor Company's liabilities that would be settled in cash.

The activity related to the reorganization accruals is summarized in the following table (in millions):


                                                                 Fiscal 1995 Activity
                                                ------------------------------------------------
                                    Balance     Charges/(reversals) -                   Balance
                                    June 30,    changes in estimates                    June 30,
                                      1994       and new initiatives    Utilization       1995
                                    ------------------------------------------------------------
Accrued reorganization               $ 2.9              $  --             $(1.5)         $ 1.4
Chapter 11 accounts payable            7.9               (2.3)             (3.2)           2.4
                                     -----              -----             -----          -----
                                     $10.8              $(2.3)(A)         $(4.7)         $ 3.8
                                     =====              =====             =====          =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - (CONTINUED)

                                                Fiscal 1996 Activity
                             -----------------------------------------------
                             Charges/(reversals) -                  Balance
                              changes in estimates                  June 30,
                              and new initiatives   Utilization       1996
                             -----------------------------------------------
Accrued reorganization               $(1.1)            $(0.3)         $ --
Chapter 11 accounts payable           (2.2)               --           0.2
                                     -----             -----          ----
                                     $(3.3)(A)         $(0.3)         $0.2
                                     =====             =====          ====

                                              Fiscal 1997 Activity
                             --------------------------------------------------
                             Charges/(reversals) -                     Balance
                             changes in estimates                      June 30,
                              and new initiatives     Utilization        1997
                             --------------------------------------------------
Accrued reorganization               $1.3                $(1.3)          $ --
Chapter 11 accounts payable            --                   --            0.2
                                     ----                -----           ----
                                     $1.3(A)             $(1.3)          $0.2
                                     ====                =====           ====

(A)  Comprised of:

                                                                  1995              1996              1997
                                                                -------           -------           -------
Increases due to changes to Chapter 11-related actions          $    --           $    --           $    --
Decreases due to changes to Chapter 11-related actions             (2.3)             (2.2)               --
Incremental costs related to ongoing Chapter 11
   administration                                                    --                --               1.3
Reversals of estimated costs of plans                                --              (1.1)               --
                                                                -------           -------           -------
                                                                $  (2.3)          $  (3.3)          $   1.3
                                                                =======           =======           =======


Periodically, the accruals related to the reorganization-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. A charge of $1.3 million for incurred incremental Chapter 11-related expense was recorded in fiscal 1997.

During fiscal 1996, a review of the Chapter 11-related accruals identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals which were reversed and reported as Chapter 11-related charges (credits) in the Consolidated Statements of Operations. The Company determined the amount of excess reorganization reserves to be reversed by reviewing its requirements for reserve utilization, primarily related to litigation and bankruptcy administration, and reversing the balance of the reserve identified as excess as a result of this analysis. The Chapter 11 accounts payable excess reserves related primarily to trade vendor liabilities discharged with lower cash payment requirements than originally anticipated. The fiscal 1995 review resulted in reversals of $2.3 million of Chapter 11 accounts payable accruals for settlement accruals originally established as cash, subsequently settled for lower cash amounts and in stock as approved by the Bankruptcy Court.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - (CONTINUED)

The activity related to accruals for restructuring activities is summarized in the following table (in millions):

                                                                   Fiscal 1995 Activity
                                           -------------------------------------------------------------
                              Balance      Charges/(reversals) -
                              June 30,     changes in estimates                    Currency
                                1994        and new initiatives    Utilization    translation      Other
                              --------------------------------------------------------------------------
   Facilities                  $33.7              $(1.1)             $(24.7)         $ 2.3         $  --
   Depreciable assets           14.9               (3.2)              (9.1)            0.8           0.3
   Workforce-related            25.4               (2.4)             (21.3)            1.3           0.6
   Other                        13.4               (1.4)              (6.2)            0.3           0.3
                               -----              -----              -----           -----         -----
                               $87.4              $(8.1)(A)          $(61.3)         $ 4.7         $ 1.2
                               =====              =====              =====           =====         =====

                                                                   Fiscal 1996 Activity
                                          ---------------------------------------------------------------------
                              Balance     Charges/(reversals) -                                                    Balance
                              June 30,    changes in estimates                                    Currency         June 30,
                                1995       and new initiatives    Utilization        Other       translation         1996
                              ---------------------------------------------------------------------------------------------
   Facilities                  $10.2              $ 3.3              $(7.0)          $  --          $  --           $ 6.5
   Depreciable assets            3.7                0.1               (3.0)             --           (0.2)            0.6
   Workforce-related             3.6               (0.2)              (2.2)             --           (0.1)            1.1
   Other                         6.4               (1.0)              (3.5)             --             --             1.9
                               -----              -----              -----           -----          -----           -----
                               $23.9              $ 2.2(A)           $(15.7)         $  --          $(0.3)          $10.1
                               =====              =====              =====           =====          =====           =====

                                             Fiscal 1997 Activity
                        ------------------------------------------------------------
                        Charges/(reversals)-
                            changes in                                                 Balance
                        estimates and new                                Currency      June 30,
                           initiatives      Utilization     Other      translation       1997
                        -----------------------------------------------------------------------
   Facilities                  $ --           $(4.0)         $ --          $ --          $2.5
   Depreciable assets            --            (0.6)           --            --            --
   Workforce-related             --            (1.1)           --            --            --
   Other                         --            (1.5)           --            --           0.4
                               ----           -----          ----          ----          ----
                               $ --(A)        $(7.2)         $ --          $ --          $2.9
                               ====           =====          ====          ====          ====

(A) Comprised of:

                                                        1995        1996        1997
                                                      -------     -------     -------
Increases due to changes to restructuring plans       $    --     $    --     $    --
Increases and overages of estimated costs of plans        1.2         3.4          --
Reversals of estimated costs of plans                    (9.3)       (1.2)         --
                                                      -------     -------     -------
                                                      $  (8.1)    $   2.2     $    --
                                                      =======     =======     =======

Periodically, the accruals related to the restructure activities are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Upon review of these accruals during fiscal 1997, it was determined that no adjustments were required.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - (CONTINUED)

Review of the restructure accruals during fiscal 1996 identified net additional requirements of $2.2 million for previously approved and recorded initiatives. The facilities change in estimate charge of $3.3 million was required due to the Company's lack of success in subleasing certain properties or otherwise terminating its leases in Europe. This charge is included in the line "Other restructuring charges (credits)" in the Consolidated Statements of Operations.

During fiscal 1995 the review of the restructure accruals relative to previously approved and recorded actions identified $8.1 million of excess reserves, primarily related to depreciable assets and workforce reduction actions. This reversal is reflected as a credit in the line "Other restructuring charges (credits)" in the Consolidated Statements of Operations.

The June 30, 1997 and 1996 balances of the restructuring accruals are classified as follows (in millions):

                                                     June 30,
                                                ------------------
                                                  1997       1996
                                                -------    -------
Depreciable assets                              $    --    $   0.6
Accounts payable, accrued expenses and other        2.5        8.1
Liabilities of businesses held for sale             0.4        0.2
Non-current liabilities                              --        1.2
                                                -------    -------
                                                $   2.9    $  10.1
                                                =======    =======

Cash outlays to complete the balance of the Company's restructuring initiatives are estimated to approximate $3.0 million in fiscal 1998.

NOTE M--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, forward exchange contracts, long and short-term debt, warrants and preferred stock. The carrying amounts reported in the balance sheets for cash and cash equivalents, forward exchange contracts and long and short-term debt approximate their fair value. The fair value of the Company's publicly traded warrants is determined by the closing price on a nationally recognized exchange. The fair value of the warrants was approximately $45.1 million and $53.6 million at June 30, 1997 and 1996, respectively.

The carrying value of the Company's Series A Preferred Stock approximates fair value at June 30, 1997 and 1996.

WANG LABORATORIES, INC. AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

Three months ended                            September 30 December 31   March 31    June 30
--------------------------------------------------------------------------------------------
Year ended June 30, 1997

Revenues                                         $ 272.7     $ 342.4     $ 315.1     $ 338.2

Costs                                              196.1       261.0       242.9       261.0

Expenses                                            50.8        52.9        81.2        62.0

Amortization of intangibles - acquisition            9.0        10.5        22.7         4.8
   and fresh-start

Acquisition-related charges (credits)               27.4          --         8.6        (1.0)

Chapter 11-related charges (credits)                  --          --          --         1.3
                                                 -------     -------     -------     -------

Operating income (loss)                            (10.6)       18.0       (40.3)       10.1

Interest and other (income) expense - net             --         1.6         2.7        (4.8)

Income taxes                                         1.7         1.3       (21.1)        2.5
                                                 -------     -------     -------     -------
Income (loss) from continuing operations           (12.3)       15.1       (21.9)       12.4


Income (loss) from discontinued operations         (14.1)      (10.6)      101.3          --
                                                 -------     -------     -------     -------

Net income (loss)                                  (26.4)        4.5        79.4        12.4

Dividends and accretion - preferred stock           (3.5)       (3.5)       (3.6)       (3.5)
                                                 -------     -------     -------     -------

Net income (loss) applicable to common
   stockholders                                  $ (29.9)    $   1.0     $  75.8     $   8.9
                                                 =======     =======     =======     =======

Net income (loss) per share                      $ (0.82)    $  0.03     $  2.07     $  0.24
                                                 =======     =======     =======     =======

Three months ended                            September 30 December 31   March 31    June 30
--------------------------------------------------------------------------------------------
Year ended June 30, 1996

Revenues                                         $ 246.2     $ 271.3     $ 248.3     $ 248.1

Costs                                              169.6       183.2       169.7       174.7

Expenses                                            47.7        52.3        49.3        47.7

Amortization of intangibles - acquisition and
   fresh-start                                       8.2         8.8         8.4         9.1

Chapter 11-related charges (credits)                  --          --          --        (3.3)

Other restructuring charges (credits)                 --          --          --         2.2
                                                 -------     -------     -------     -------

Operating income (loss)                             20.7        27.0        20.9        17.7

Interest and other(income) expense - net            (2.0)       (2.1)       (1.9)       (2.6)

Income taxes                                        11.9         9.3         7.3         2.9
                                                 -------     -------     -------     -------

Income from continuing operations                   10.8        19.8        15.5        17.4

Loss from discontinued operations                  (32.0)      (13.0)      (12.3)      (11.7)
                                                 -------     -------     -------     -------

Net income (loss)                                  (21.2)        6.8         3.2         5.7

Dividends and accretion - preferred stock           (3.4)       (3.4)       (3.4)       (3.6)

Special dividend                                      --          --        (8.8)         --
                                                 -------     -------     -------     -------
Net income (loss) applicable to common
   stockholders                                  $ (24.6)    $   3.4     $  (9.0)    $   2.1
                                                 =======     =======     =======     =======
Net income (loss) per share                      $ (0.72)    $  0.09     $ (0.25)    $  0.06
                                                 =======     =======     =======     =======

                                                                      EXHIBIT D

Wang Laboratories, Inc. and Subsidiaries

SCHEDULE II - Valuation and Qualifying Accounts (in millions)

                                                  Additions
                                            ----------------------
                                                         Charged to
                             Balance at     Charged to      Other                      Balance at
                              Beginning      Costs and    Accounts-     Deductions-       End
DESCRIPTION                   of Period      Expenses     Describe       Describe      of Period
------------------------------------------------------------------------------------------------
Year ended June 30, 1997:
Allowances for doubtful
accounts and sale credits      $10.8           $10.3       $  --         $(3.1) (A)       $17.9

Year ended June 30, 1996:
Allowances for doubtful
accounts and sale credits      $10.8           $ 0.6       $  --         $(0.6) (A)       $10.8

Year ended June 30, 1995:
Allowances for doubtful
accounts and sale credits      $ 4.4           $ 6.4       $  --         $  --            $10.8

(A) Accounts charged off, net of recoveries.