Form 10-Q
period 1997-09-30
WANG LABORATORIES INC
filed 1997-11-14
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission file number 1-5677


                             WANG LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               04-2192707
    -------------------------------      ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

        600 Technology Park Drive
        Billerica, Massachusetts                       01821-4130
----------------------------------------               -----------
(Address of principal executive offices)               (Zip Code)

                                 (978) 967-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (September 30, 1997):

Common stock, par value $0.01 per share                   38,165,352 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX


Part I. FINANCIAL INFORMATION                                           PAGE NO.

        Item 1.  Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 September 30, 1997 and June 30, 1997                      3

                 Consolidated Statements of Operations -
                 Three months ended September 30, 1997 and 1996            4

                 Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1997 and 1996            5

                 Notes to Consolidated Financial Statements -
                 September 30, 1997                                        6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURE                                                                 25


PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,     June 30,
                                                                        1997           1997
                                                                   -------------     --------
                                                                      (Dollars in millions)

ASSETS

CURRENT ASSETS
   Cash and equivalents                                               $177.8         $  242.2
   Accounts receivable, net                                            260.2            244.3
   Inventories                                                          21.4             14.5
   Other current assets                                                 62.4             53.6
                                                                      ------         --------
       Total current assets                                            521.8            554.6

Depreciable assets, net                                                115.9            123.0
Intangible assets, net                                                 308.0            311.6
Other                                                                   40.3             45.6
                                                                      ------         --------

       Total assets                                                   $986.0         $1,034.8
                                                                      ======         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                                     $ 29.2         $   63.3
   Accounts payable, accrued expenses and other                        282.2            295.7
   Deferred service revenue                                             69.8             69.5
                                                                      ------         --------
       Total current liabilities                                       381.2            428.5
                                                                      ------         --------

Long-term liabilities                                                   88.0             98.0
                                                                      ------         --------

Commitments and contingencies

Series A preferred stock                                                85.6             85.5
                                                                      ------         --------

STOCKHOLDERS' EQUITY
   Series B preferred stock, $0.01 par value,
       143,750 shares authorized and outstanding,
       liquidation preference of $143.8 million                        138.3            138.3
   Common stock, $0.01 par value, 100,000,000
       shares authorized; outstanding shares: 38,165,352 at
       September 30, 1997 and 38,008,004 at June 30, 1997                0.4              0.4
   Capital in excess of par value                                      289.8            291.4
   Cumulative translation adjustment                                    (5.1)            (3.7)
   Retained earnings (deficit)                                           7.8             (3.6)
                                                                      ------         --------
       Total stockholders' equity                                      431.2            422.8
                                                                      ------         --------

   Total liabilities and stockholders' equity                         $986.0         $1,034.8
                                                                      ======         ========



               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                  September 30,
                                                              1997            1996
                                                             ------          ------
                                                  (Dollars in millions, except per share data)

REVENUES
    Services                                                 $244.5          $201.5
    Products                                                   67.7            71.2
                                                             ------          ------
                                                              312.2           272.7
                                                             ------          ------
COSTS AND EXPENSES
    Cost of services                                          193.1           144.6
    Cost of products                                           52.9            51.5
    Research and development                                    0.7             0.8
    Selling, general and administrative                        49.1            50.0
    Amortization of intangibles -
        acquisition and fresh-start                             6.3             9.0
    Acquisition-related charges                                  --            27.4
                                                             ------          ------
        Total costs and expenses                              302.1           283.3
                                                             ------          ------

OPERATING INCOME (LOSS)                                        10.1           (10.6)
                                                             ------          ------

OTHER (INCOME) EXPENSE
    Interest expense                                            1.7             1.2
    Other income - net                                         (9.4)           (1.2)
                                                             ------          ------
        Total other (income) expense                           (7.7)             --
                                                             ------          ------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                               17.8           (10.6)
Income taxes                                                    6.4             1.7
                                                             ------          ------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       11.4           (12.3)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                  --           (14.1)
                                                             ------          ------

NET INCOME (LOSS)                                              11.4           (26.4)
Dividends and accretion on preferred stock                     (3.5)           (3.5)
                                                             ------          ------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $  7.9          $(29.9)
                                                             ======          ======

PER SHARE AMOUNTS
  Primary
    Continuing operations                                    $ 0.21          $(0.43)
    Discontinued operations                                      --           (0.39)
                                                             ------          ------
          Net income (loss) per share                        $ 0.21          $(0.82)
                                                             ======          ======
  Fully diluted
      Continuing operations                                  $ 0.21          $(0.43)
      Discontinued operations                                    --           (0.39)
                                                             ------          ------
          Net income (loss) per share                        $ 0.21          $(0.82)
                                                             ======          ======

SHARES USED TO COMPUTE PER SHARE AMOUNTS
 (in millions)                                                 38.1            36.6
                                                             ======          ======



               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                  September 30,
                                                              1997            1996
                                                             ------         -------
                                                              (Dollars in millions)
OPERATING ACTIVITIES
     Income (loss) from continuing operations                $ 11.4         $ (12.3)
     Depreciation                                              15.3            12.4
     Amortization                                               7.0            11.6
     Gain on asset sales                                       (6.5)             --
     Non-cash provision for income taxes                        5.6             0.7
     Acquisition-related charges                                 --            27.4
     Payments for acquisition-related charges                  (6.4)           (7.6)
     Payments for restructuring charges                        (0.6)           (1.6)
                                                             ------         -------
                                                               25.8            30.6
                                                             ------         -------
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
     Accounts receivable                                      (10.1)          (21.2)
     Inventories                                               (1.4)           (3.0)
     Other current assets                                      (2.9)           (0.7)
     Accounts payable and other current liabilities           (23.4)           (8.2)
     Other                                                     (1.1)           (1.1)
                                                             ------         -------
     Net changes in other accounts affecting operations
                                                              (38.9)          (34.2)
                                                             ------         -------
     Cash used in continuing operations                       (13.1)           (3.6)
     Cash used in discontinued operations                      (3.8)          (11.3)
                                                             ------         -------
         Cash used in operations                              (16.9)          (14.9)
                                                             ------         -------

INVESTING ACTIVITIES
     Depreciable assets                                       (15.3)           (9.8)
     Proceeds from asset sales                                  9.9             5.6
     Business acquisitions, net of cash acquired               (0.3)         (148.6)
     Other                                                     (4.2)           (1.4)
                                                             ------         -------
         Cash used in investing activities                     (9.9)         (154.2)
                                                             ------         -------

FINANCING ACTIVITIES
     Increase (decrease) in short-term borrowings             (34.7)           67.8
     Proceeds from stock plans                                  1.8             0.1
     Dividends paid on preferred stock                         (3.3)           (3.3)
                                                             ------         -------
         Cash provided by (used in) financing activities
                                                              (36.2)           64.6
                                                             ------         -------

Effect of changes in foreign exchange rates on cash            (1.4)            0.7
                                                             ------         -------

DECREASE IN CASH AND EQUIVALENTS                              (64.4)         (103.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   242.2           175.3
                                                             ------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                        $177.8         $  71.5
                                                             ======         =======


              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997

NOTE A - BASIS OF PRESENTATION

The financial information included herein has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals, except for acquisition-related charges recorded in the three-month period ended September 30, 1996.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.

The Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") on March 17, 1997. The historical results of this business unit have been reported as discontinued operations in the Company's Consolidated Statements of Operations and of Cash Flows for the quarter ended September 30, 1996.

The Company completed the purchase of I-NET, Inc. ("I-NET") on August 29, 1996. The Company's Consolidated Statements of Operations and of Cash Flows for the three-month period ended September 30, 1996 include the results of I-NET since acquisition.

Certain amounts in the prior year period have been reclassified to conform to current presentations.

Earnings per share is calculated based on the weighted average number of common shares outstanding, including those yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan, and the effect, when dilutive, of stock options and warrants. Income (loss) from continuing operations, for purposes of calculating earnings per share, has been adjusted by cumulative dividends and accretion related to the Company's preferred stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate prior periods. Under the new standard, diluted net income
(loss) per share would be $0.20 and $(0.82) for the three month periods ended September 30, 1997 and 1996, respectively, compared to $0.21 and $(0.82) as currently reported. Basic net income (loss) per share would be $0.21 and $(0.82) for the three month periods ended September 30, 1997 and 1996, respectively, unchanged from per share amounts reported.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


NOTE B - BUSINESS ACQUISITION

I-NET ACQUISITION

On August 29, 1996, the Company completed its purchase of all of the outstanding shares of I-NET. In consideration for the shares of I-NET the Company paid $100.2 million in cash and issued one-year, interest-free notes in the total amount of $64.5 million. The Company discounted the notes at a rate of 8.0%, to $59.7 million for accounting purposes, and increased the principal balance through charges to interest expense to the maturity date. The Company has paid $36.3 million to the holders of the notes, including $2.2 million of interest, as of September 30, 1997. Final settlement of the notes is pending resolution of claims made by the Company against the note holders in accordance with the Stock Purchase Agreement.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997



NOTE C - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the Consolidated Balance Sheet follow (in millions):

                                                                   September 30,     June 30,
                                                                        1997           1997
                                                                   -------------     --------
                                                                      (Dollars in millions)

 Accounts receivable
     Billed                                                           $217.9          $226.2
     Unbilled                                                           60.5            36.0
                                                                      ------          ------
                                                                       278.4           262.2
     Less allowances                                                    18.2            17.9
                                                                      ------          ------
                                                                      $260.2          $244.3
                                                                      ======          ======
 Inventories
     Finished products                                                $ 11.1          $  5.6
     Raw materials and work-in-process                                   8.0             7.8
     Service parts and supplies                                          2.3             1.1
                                                                      ------          ------
                                                                      $ 21.4          $ 14.5
                                                                      ======          ======
 Depreciable assets
     Land                                                             $  4.1          $  4.5
     Buildings and improvements                                         20.2            25.0
     Machinery and equipment                                            89.4            84.9
     Spare parts                                                       146.2           140.3
                                                                      ------          ------
                                                                       259.9           254.7
     Less accumulated depreciation                                     144.0           131.7
                                                                      ------          ------
                                                                      $115.9          $123.0
                                                                      ======          ======
 Intangible assets
     Trademarks and patents                                           $  4.5          $  4.1
     Computer software                                                   0.3             0.3
     Installed base - service                                           61.6            61.6
     License agreements                                                 24.9            24.9
     Assembled workforce                                                13.8            13.9
     Goodwill                                                          272.1           271.0
                                                                      ------          ------
                                                                       377.2           375.8
    Less accumulated amortization                                       69.2            64.2
                                                                      ------          ------
                                                                      $308.0          $311.6
                                                                      ======          ======
 Accounts payable, accrued expenses and other
     Accounts payable                                                 $ 66.9          $ 64.4
     Accrued expenses                                                  120.8           121.3
     Compensation and benefits                                          49.7            57.9
     Restructuring, reorganization and acquisition-related              26.1            33.9
     Other                                                              18.7            18.2
                                                                      ------          ------
                                                                      $282.2          $295.7
                                                                      ======          ======
 Long-term liabilities
     Postretirement                                                   $ 16.7          $ 16.8
     Pension                                                             6.6             7.1
     Facilities                                                          9.1             9.2
     Restructuring, reorganization and acquisition-related               6.8             7.8
     Insurance                                                           6.4             5.6
     Other                                                              42.4            51.5
                                                                      ------          ------
                                                                      $ 88.0          $ 98.0
                                                                      ======          ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997



NOTE D - CONTINGENCIES

The Company is a defendant in a number of lawsuits arising from the conduct of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all litigation will be material to the Company's consolidated financial position or its results of operations.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This discussion includes certain forward-looking statements about the Company's revenue, expected expenses, operating results and the need for additional investment. Any such statements are subject to normal business risks and uncertainties that could cause the actual results or needs to differ from those described herein. For a further discussion of the various risks affecting the business, refer to "Risks and Uncertainties" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

BASIS OF PRESENTATION

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak"). The historical results of the software business have been reported as discontinued operations in the Company's Consolidated Statements of Operations and of Cash Flows for the three-month period ended September 30, 1996. The following discussion addresses the results of the Company's continuing operations. The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full fiscal year.

On August 29, 1996, the Company completed the acquisition of I-NET, Inc. ("I-NET"). The Company's Consolidated Statements of Operations and of Cash Flows for the three-month period ended September 30, 1996 include the results of I-NET since its acquisition.

The Company has recently confirmed that it is in discussions with Olivetti, SpA, to merge Olivetti's information technology solutions and services subsidiary ("Olsy"), with Wang's operations. There can be no assurance that the discussions will lead to a transaction. However, should a transaction be consummated, it could have a significant impact on the Company's revenues, cash flows, results of operations and financial position.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW

For the three months ended September 30, 1997, the Company reported revenues of $312.2 million, a 14.5% increase compared to revenues of $272.7 million for the same prior year period, attributable to acquisitions and internal growth.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company reported operating income of $10.1 million for the three months ended September 30, 1997, compared to an operating loss of $10.6 million for the three months ended September 30, 1996. Charges associated with the amortization of acquisition-related intangible assets were $6.3 million and $5.4 million for the three-month periods ended September 30, 1997 and 1996, respectively. The operating loss for the three months ended September 30, 1996, includes $27.4 million of acquisition-related charges which primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

The decline in operating income is primarily attributable to the previously anticipated decline in higher-margin revenues from proprietary products and services and the increase in lower-margin revenues from desktop and network services resulting principally from the acquisition of I-NET. The Company anticipates that the shift in revenue mix and the decline in proprietary revenues will continue.

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations was $39.2 million and $38.6 million in the three month periods ended September 30, 1997 and 1996, respectively. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization.

REVENUES

Revenues from proprietary sources (i.e., sales and service of proprietary VS and GCOS products) declined at a rate of 27.0% compared to the same prior year period, including approximately 2.0% attributable to foreign exchange rate fluctuations. The Company expects that revenues from proprietary sources will continue to decline at a rate approximating 25% per year on a constant dollar basis. However, from one period to the next, the rate of decline could be highly variable.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Services revenues increased by 21.3%, to $244.5 million, compared to $201.5 million in the same prior year period. The increase in network services revenues was $62.9 million, or 47.2%, to $196.3 million, and was primarily attributable to the acquisition of I-NET. Proprietary services revenues decreased by 29.2%, to $48.2 million, including 2.9% due to foreign exchange rate fluctuations.

Product revenues decreased by 4.9%, to $67.7 million. Proprietary product sales declined by $2.9 million, or 17.9%, to $13.3 million. Network product and other product sales remained stable at $54.4 million, compared to $55.0 million in the same period of the prior year.

GROSS MARGIN

Services gross margin decreased to 21.0%, from 28.2% in the comparable prior year period. Services gross margin continues to be adversely affected by the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from proprietary maintenance contracts and the inclusion of I-NET's lower-margin business, along with the effects of ongoing consolidation in the industry, resulting in competitive and technological pressures. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effects will be partially offset by the implementation of certain cost reduction, integration and consolidation initiatives currently underway.

Product gross margin was 21.9%, compared to 27.7% in the comparable prior year period. The decrease in product gross margin is primarily a result of the decline in proprietary product sales, which have historically higher margins than the margins on resold client-server products.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs decreased by $0.1 million, from $0.8 million in the comparable prior year period. The Company's modest level of research and development spending is primarily related to continuing support of its proprietary VS products. The Company expects these costs to continue to decline as its installed base of proprietary systems declines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.9 million, compared to the prior year period, and also decreased as a percentage of revenues, to 15.7% in the three months ended September 30, 1997, compared to 18.3% in the three months ended September 30, 1996. The reduction in selling, general and administrative expenses reflects the results of integration activities initiated in connection with the Company's recent acquisitions. The three-month period ended September 30, 1996 included one month of selling, general and administrative expense for I-NET attributable to the post-acquisition period. The Company expects that ongoing integration activities will continue to contribute to the management of selling, general and administrative costs going forward.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OTHER COSTS AND EXPENSES

Amortization of acquired intangible assets totaled $6.3 million in the three months ended September 30, 1997. During the prior fiscal year, the Company eliminated its remaining fresh-start intangible assets through the recognition of a deferred tax asset attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the three months ended September 30, 1996 was $9.0 million, of which $3.6 million relates to the implementation of fresh-start reporting and $5.4 million relates to intangible assets established in connection with business acquisitions.

Acquisition-related charges of $27.4 million in the three months ended
September 30, 1996, primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

OTHER INCOME AND EXPENSE

Interest expense increased to $1.7 million in the three months ended September 30, 1997, compared to $1.2 million in the same prior year period. Interest expense in the current year quarter is principally the result of imputed interest recorded on the notes issued to the selling stockholders of I-NET, while the prior year expense primarily resulted from amounts outstanding under the Revolving Credit Facility with Bankers Trust Company. Other income primarily consisted of a $6.5 million gain realized on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts and $2.6 million of interest income. The increase in interest income, compared to $1.8 million in the same period in the prior year, was primarily due to higher cash balances resulting from the sale of the Company's software business to Eastman Kodak Company in the third quarter of fiscal 1997.

INCOME TAXES

The provision rate for income taxes in the three months ended September 30, 1997 was 36%, or $6.4 million. This compares to a provision of $1.7 million in the three months ended September 30, 1996. The lower provision in the prior year period relates to the utilization of certain foreign net operating loss carryforwards. The provision for the three months ended September 30, 1997 included $5.6 million of non-cash expense.

EMPLOYEES

At September 30, 1997, the Company had approximately 9,600 employees.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


LIQUIDITY AND SOURCES OF CAPITAL

Cash and equivalents were $177.8 million, a decrease of $64.4 million during the three months ended September 30, 1997.

Cash used in operations during the three months ended September 30, 1997 was $16.9 million, including $13.1 million from current operating activities and $3.8 million used for transaction costs associated with discontinued operations.

Cash used in investing activities during the three months ended September 30, 1997 is primarily comprised of $15.3 million for capital additions, including $7.5 million for purchases of non-consumable spares, less proceeds of $9.9 million realized from the sale of land and facilities owned by the Company in Billerica, Massachusetts.

Cash used in financing activities was $36.2 million during the three months ended September 30, 1997, and includes principal payments of $34.1 million paid in connection with the notes to the selling stockholders of I-NET, $0.6 million of net payments of other short-term borrowings and cash dividends paid of $3.3 million, less proceeds of $1.8 million from stock plans. The notes payable to I-NET shareholders at September 30, 1997 totaled $27.8 million. Final settlement of the notes is pending resolution of claims made by the Company against the note holders in accordance with the Stock Purchase Agreement.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, expected cash requirements over the next twelve months include approximately $20 million for both new and previously recorded integration-related, restructuring and business realignment initiatives, as well as approximately $18 million for the construction and fit-up of the Company's new corporate headquarters in Billerica, Massachusetts, scheduled for completion in late calendar 1998.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its Revolving Credit Facility with Bankers Trust Company and certain other financial institutions will be sufficient to meet the Company's operational cash requirements for the next twelve months, and for pursuing certain potential investments, acquisitions and other expansion opportunities. As part of furthering its business strategy, the Company explores the acquisition of, or the opportunity for, strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or the issuance of debt, or result in the issuance of additional equity securities of the Company. In particular, should the

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Olsy transaction be consummated, additional financing would be required. Although the Company believes that such financing would be available, there can be no assurance that any such funding would be available in a timely manner or on terms acceptable to the Company.

RISKS AND UNCERTAINTIES

Except for statements of historical matters, the statements contained in this Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in other Company documents including, without limitation, registration statements, Annual Report to Shareholders, the Form 10-K, Form 10-Q and Form 8-K and in various oral statements by Company representatives to security analysts, investors and others from time to time. There are a number of important factors that could cause the Company's actual results of operations and financial condition in the future to vary from that indicated by such forward looking statements. Such factors include, without limitation, the following:

         IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing network services to customers and clients and to build upon that growth through appropriate strategic alliances and acquisitions designed to complement Wang's core competencies. The Company's ability to implement this strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts or the inability to deliver the required services in a timely manner under such contracts. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft Corporation and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationship with Microsoft also includes certain contractual obligations, which, if not satisfied, could allow Microsoft to terminate all

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


or a portion of the relationship. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of any acquired companies. The foregoing risk factors apply to any significant acquisitions or strategic alliances contemplated by the Company, including any possible transaction with Olsy. The Company evaluates such transactions regularly, and one or more such transactions could occur at any time.

         Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional proprietary systems. The Company expects the decline in revenues from traditional sources, including the acquired Bull proprietary product and service revenue streams (i.e., sales and service of proprietary VS and GCOS products) to continue to decline at a rate approximating 25% per year over the next several years. From one period to the next, the decline rate could be highly variable. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues from traditional proprietary sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues from proprietary sources will not adversely impact the Company's results of operations or the price of its equity.

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

         YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would result in an increasing rate of decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations.

         POSSIBLE VOLATILITY OF PRICE OF COMMON STOCK. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, non-recurring transactions and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market price of the stocks of many high technology companies has experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

         DEPENDENCE ON GOVERNMENT REVENUE. In the three months ended
September 30, 1997 and the year ended June 30, 1997, the Company derived approximately 31% and 30%, respectively, of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. A significant portion of the Company's United States federal government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the United States government and government agencies are received under a number of different contracts and from a number of different government agencies and departments.

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

         AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make acquisitions and otherwise implement its strategy. There can be no assurance that any such funding will be available, in a timely manner or on terms acceptable to the Company.

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


ITEM 6.  Exhibits and Reports on Form 8-K

      (a)    The following exhibits are included herein:


Exhibit No.                       Description
-----------                       -----------

2.1(1)          The Amended and Restated Reorganization Plan of Wang
                Laboratories, Inc. and Official Committee of Unsecured Creditors dated September 30, 1993

3.1(2)          Certificate of Incorporation

3.2(8)          Certificate of Incorporation, as Amended

3.3(10)         Certificate of Stock Designation with respect to the 4 1/2%
                Series A Cumulative Convertible Preferred Stock

3.4(13)         Certificate of Elimination of the Registrant's 11% Exchangeable
                Preferred Stock

3.5(13)         Certificate of Stock Designation with respect to the 6 1/2%
                Series B Cumulative Convertible Preferred Stock

3.6(12)         By-Laws of the Registrant

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

10.3(5)         Contingent Severance Compensation Agreement with Joseph M. Tucci

10.4(6)         Employment Agreement with James J. Hogan

10.5(3)         Consulting Agreement of Raymond C. Kurzweil

10.6(5)         Employee Retention Agreement with James J. Hogan

10.7(7)         Stock Incentive Plan, as Amended

10.8(8)         Contingent Severance Compensation, as Amended with Franklyn A.
                Caine (Employment Agreement)

10.9(8)         Employees' Stock Incentive Plan

10.10(8)        1995 Director Stock Option Plan



Exhibit No.                       Description
-----------                       -----------

10.11(9)        The Asset and Stock Purchase Agreement among Wang Laboratories,
                Inc., Bull HN Information Systems, Inc., Bull S.A. and, for certain purposes, Compagnie de Machines Bull dated as of December 30, 1994 and a Credit Agreement among Wang
                Laboratories, Inc., HFS, Inc. and certain lenders and agents named therein and Banker's Trust Company dated January 30, 1995

10.12(10)       Employment Agreement with Donald P. Casey, as Amended

10.13(10)       Employment Agreement with Stephen G. Jerritts

10.14(11)       Form of Contingent Severance Compensation Agreements with
                Stephen G. Jerritts and Ronald E. Cuneo

10.15(11)       Form of Amendment to Contingent Severance Compensation
                Agreements with Joseph M. Tucci, Donald P. Casey, Albert A.
                Notini, William P. Ferry, David I. Goulden, James J. Hogan,
                Stephen G. Jerritts and Franklyn A. Caine, each an executive officer of the Company


10.16(12)       1994 Employees' Stock Incentive Plan, as Amended

10.17(12)       Form of Amendment to Employment Letter Agreement for David I.
                Goulden, William P. Ferry, Albert A. Notini and Franklyn A.
                Caine

10.18(13)       Form of Non-Qualified Long Term Incentive Option to Purchase
                Shares of Common Stock for Messrs. Tucci, Caine, Casey, Cuneo,
                Ferry, Goulden, Hogan, Jerritts, Notini, and Van Vuuren

10.19(13)       Registration Rights Agreement 6 1/2% Cumulative Convertible
                Preferred Stock

10.20(14)       Stock Purchase Agreement with respect to the Registrant's
                acquisition of Dataserv Computer Maintenance, Inc. from
                Dataserv, Inc., an indirect wholly-owned subsidiary of BellSouth
                Corporation

10.21(15)       Stock Purchase Agreement with respect to the Registrant's
                acquisition of I-NET, Inc.

10.22(15)       Amended and Restated Credit Agreement among the Company, Wang
                Federal, Inc., Wang Canada Limited, I-NET, Inc., Dataserv
                Computer Maintenance, Inc., certain Lenders, Co-Agents and a
                Collateral Agent named therein, and Bankers Trust Company as
                Agent and Issuing Bank dated as of August 29, 1996

10.23(16)       Employment Agreement of Joseph M. Tucci, as Amended



Exhibit No.                       Description
-----------                       -----------


10.24(16)       Employment Agreement of Lucy A. Flynn

10.25(17)       1995 Employees' Stock Purchase Plan, as Amended

10.26(17)       Employees' Stock Incentive Plan, as Amended

10.27(17)       1995 Director Stock Option Plan, as Amended

10.28(18)       Asset Purchase Agreement, as amended, with respect to the
                Registrant's sale of its software business unit to Eastman Kodak
                Company

10.29(19)       Amended and Restated Employment Agreement of Joseph M. Tucci

10.30(19)       Restricted Stock Agreement of Joseph M. Tucci

10.31(19)       Non-Qualified Long Term Incentive Stock Option Agreement of
                Joseph M. Tucci

10.32(19)       Second Amendment to the Change in Control Severance Agreement of
                Joseph M. Tucci

10.33(19)       Form of Non-Qualified Long Term Incentive Stock Option Agreement
                with Messrs. Caine, Goulden and Notini, each an executive
                officer of the Registrant

10.34(19)       Form of Restricted Stock Agreement with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.35(19)       Amended and Restated Employment Agreement of Ken S. Bajaj

10.36(19)       Letter Agreement of Employment of Jose Ofman

10.37(19)       Amendment Number 1 to Letter Agreement of Employment of
                Jose Ofman

10.38(19)       Non-Qualified Long Term Stock Option Agreement with
                Jeremiah J. J. Van Vuuren

10.39(19)       Letter Agreement for Special Bonus of Franklyn A. Caine

10.40(19)       Change in Control Severance Agreement, as amended of
                Franklyn A. Caine

10.41(19)       Letter Agreement for Special Bonus of Albert A. Notini

10.42(19)       Change in Control Severance Agreement, as amended of
                Albert A. Notini


Exhibit No.                       Description
-----------                       -----------


10.43(19)       Letter Agreement for Special Bonus of David I. Goulden

10.44(19)       Change in Control Severance Agreement, as amended of David I.
                Goulden

10.45(19)       Amendment Number 1 to the 1993 Directors' Stock Option Plan

10.46(19)       Amendment Number 2 to the Stock Incentive Plan

10.47(19)       Amendment Number 3 to the Employees' Stock Incentive Plan

10.48(19)       Letter Agreement for 1996 Bonus for Ken S. Bajaj

10.49(20)       Restricted Stock Agreement of Jeremiah J. J. Van Vuuren with
                Registrant

10.50(20)       Employment Agreement of Jeremiah J. J. Van Vuuren with Wang
                Laboratories Ireland B.V.

10.51(20)       Employment Agreement of Jeremiah J. J. Van Vuuren

10.52(20)       Change in Control Severance Agreement, as amended of
                Jeremiah J. J. Van Vuuren


10.53           Form of Change in Control Severance Agreement with
                Messrs. Buckingham and Brauneis

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

(9) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 31, 1995.

(10) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

(11) Filed as an Exhibit to the Registrant's report on Form 10-Q/A for the quarter ended September 30, 1995.

(12) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

(13) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

(14) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 3, 1996.

(15) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 29, 1996.

(16) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

(17) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

(18) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1997.

(19) Filed as an Exhibit to the Registrant's quarterly report a Form 10-Q for the quarter ended March 31, 1997.

(20) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1997.


(b) During the quarter ended September 30, 1997, the Registrant filed no Current Reports on Form 8-K.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: November 10, 1997



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