Form 10-Q
period 1997-12-31
WANG LABORATORIES INC
filed 1998-02-13
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




       (Mark One)
       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

                                       OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to
                                            -----     -----

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


                                 (978) 967-5000
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (December 31, 1997):


Common stock, par value $0.01 per share              38,433,215 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX





Part I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 December 31, 1997 and June 30, 1997                      3

                 Consolidated Statements of Operations -
                 Three and six months ended December 31, 1997 and 1996    4

                 Consolidated Statements of Cash Flows -
                 Three and six months ended December 31, 1997 and 1996    5

                 Notes to Consolidated Financial Statements -
                 December 31, 1997                                        6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11


PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders      22

        Item 6.  Exhibits and Reports on Form 8-K                         23


SIGNATURE                                                                 28

PART I - FINANCIAL INFORMATION



                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       December 31,     June 30,
                                                           1997           1997
                                                       ------------     --------
                                                          (Dollars in millions)
ASSETS

CURRENT ASSETS
   Cash and equivalents                                  $  159.5      $  242.2
   Accounts receivable, net                                 307.9         244.3
   Inventories                                               16.2          14.5
   Other current assets                                      52.1          53.6
                                                         --------      --------
       Total current assets                                 535.7         554.6

Depreciable assets, net                                     124.9         123.0
Intangible assets, net                                      313.0         311.6
Other                                                        45.9          45.6
                                                         --------      --------

       Total assets                                      $1,019.5      $1,034.8
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                        $    1.3      $   63.3
   Accounts payable, accrued expenses and other             319.6         295.7
   Deferred service revenue                                  85.1          69.5
                                                         --------      --------
       Total current liabilities                            406.0         428.5
                                                         --------      --------

Long-term liabilities                                        85.5          98.0
                                                         --------      --------

Commitments and contingencies

Series A Preferred Stock                                     85.8          85.5
                                                         --------      --------

STOCKHOLDERS' EQUITY
   Series B Preferred Stock, $0.01 par value,
      143,750 shares authorized and outstanding,
      liquidation preference of $143.8 million              138.3         138.3
   Common stock, $0.01 par value, 100,000,000
      shares authorized; outstanding shares:
      38,433,215 at December 31, 1997 and
      38,008,004 at June 30, 1997                             0.4           0.4
   Capital in excess of par value                           297.2         291.4
   Cumulative translation adjustment                         (6.8)         (3.7)
   Retained earnings (deficit)                               13.1          (3.6)
                                                         --------      --------
       Total stockholders' equity                           442.2         422.8
                                                         --------      --------

   Total liabilities and stockholders' equity            $1,019.5      $1,034.8
                                                         ========      ========



               See notes to the consolidated financial statements.


                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Three Months Ended                 Six Months Ended
                                                                                   December 31,                     December 31,
                                                                              1997            1996            1997            1996
                                                                            -------          ------          ------          ------
                                                                                 (Amounts in millions, except per share data)
REVENUES
    Services                                                                 $251.7          $249.8          $496.2          $451.3
    Products                                                                   87.2            92.6           154.9           163.8
                                                                             ------          ------          ------          ------
        Total revenues                                                        338.9           342.4           651.1           615.1
                                                                             ------          ------          ------          ------
COSTS AND EXPENSES
    Cost of services                                                          195.4           191.0           388.5           335.6
    Cost of products                                                           65.5            70.0           118.4           121.5
    Research and development                                                    0.8             1.1             1.5             1.9
    Selling, general and administrative                                        53.9            51.8           103.0           101.8
    Amortization of intangibles -
        acquisition and fresh-start                                             6.3            10.5            12.6            19.5
    Acquisition-related charges                                                  --              --              --            27.4
                                                                             ------          ------          ------          ------
        Total costs and expenses                                              321.9           324.4           624.0           607.7
                                                                             ------          ------          ------          ------

OPERATING INCOME                                                               17.0            18.0            27.1             7.4
                                                                             ------          ------          ------          ------
OTHER (INCOME) EXPENSE
    Interest (income) expense - net                                            (2.6)            2.9            (3.5)            2.3
    Other (income) expense - net                                                0.2            (1.3)           (6.6)           (0.7)
                                                                             ------          ------          ------          ------
        Total other (income) expense                                           (2.4)            1.6           (10.1)            1.6
                                                                             ------          ------          ------          ------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          19.4            16.4            37.2             5.8
Income taxes                                                                    7.0             1.3            13.4             3.0
                                                                             ------          ------          ------          ------

INCOME FROM CONTINUING OPERATIONS                                              12.4            15.1            23.8             2.8
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                                  --           (10.6)             --           (24.7)
                                                                             ------          ------          ------          ------

NET INCOME (LOSS)                                                              12.4             4.5            23.8           (21.9)
Dividends and accretion on preferred stock                                     (3.6)           (3.5)           (7.1)           (7.0)
                                                                             ------          ------          ------          ------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
                                                                             $  8.8          $  1.0          $ 16.7          $(28.9)
                                                                             ======          ======          ======          ======
PER SHARE AMOUNTS
  Basic
      Continuing operations                                                  $ 0.23          $ 0.32          $ 0.44          $(0.12)
      Discontinued operations                                                    --           (0.29)             --           (0.67)
                                                                             ------          ------          ------          ------
          Net income (loss) per share                                        $ 0.23          $ 0.03          $ 0.44          $(0.79)
                                                                             ======          ======          ======          ======
  Diluted
      Continuing operations                                                  $ 0.22          $ 0.30          $ 0.42          $(0.12)
      Discontinued operations                                                    --           (0.27)             --           (0.67)
                                                                             ------          ------          ------          ------
          Net income (loss) per share                                        $ 0.22          $ 0.03          $ 0.42          $(0.79)
                                                                             ======          ======          ======          ======
SHARES USED TO COMPUTE PER SHARE AMOUNTS
    Basic                                                                      38.4            36.7            38.3            36.7
    Diluted                                                                    40.6            38.6            40.3            36.7



               See notes to the consolidated financial statements.


                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                December 31,
                                                             1997       1996
                                                            -------    ------
                                                           (Dollars in millions)

OPERATING ACTIVITIES
   Income from continuing operations                        $ 23.8     $  2.8
   Depreciation                                               30.9       30.4
   Amortization                                               14.1       20.6
   Gain on asset sales                                        (6.5)        --
   Non-cash provision for income taxes                        11.7        1.1
   Acquisition-related charges                                  --       27.4
   Payments for acquisition-related charges                  (12.2)     (12.7)
   Payments for restructuring charges                         (1.2)      (3.2)
                                                            ------     ------
                                                              60.6       66.4
                                                            ------     ------
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
   Accounts receivable                                       (56.8)     (27.1)
   Inventories                                                 3.8        0.7
   Other current assets                                       (3.3)      (0.1)
   Accounts payable and other current liabilities             (1.3)     (32.1)
   Other                                                      (3.7)       1.7
                                                            ------     ------
   Net changes in other accounts affecting operations        (61.3)     (56.9)
                                                            ------     ------
   Cash provided by (used in) continuing operations           (0.7)       9.5
   Cash used in discontinued operations                       (5.6)     (23.8)
                                                            ------     ------
      Cash used in operations                                 (6.3)     (14.3)
                                                            ------     ------

INVESTING ACTIVITIES
   Depreciable assets                                        (38.3)     (20.8)
   Proceeds from asset sales                                  15.0        5.6
   Business acquisitions, net of cash acquired                (4.0)    (168.1)
   Other                                                       2.7       (3.7)
                                                            ------     ------
      Cash used in investing activities                      (24.6)    (187.0)
                                                            ------     ------

FINANCING ACTIVITIES
   Increase (decrease) in short-term borrowings              (48.1)     103.8
   Proceeds from stock plans                                   5.5        1.1
   Dividends paid on preferred stock                          (6.7)      (6.7)
                                                            ------     ------
      Cash provided by (used in) financing activities        (49.3)      98.2
                                                            ------     ------

Effect of changes in foreign exchange rates on cash           (2.5)       1.2
                                                            ------     ------

DECREASE IN CASH AND EQUIVALENTS                             (82.7)    (101.9)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  242.2      175.3
                                                            ------     ------
CASH AND EQUIVALENTS AT END OF PERIOD                       $159.5     $ 73.4
                                                            ======     ======




               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997

NOTE A - BASIS OF PRESENTATION

The financial information included herein has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals, except for acquisition-related charges recorded in the six month period ended December 31, 1996.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.

The Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") on March 17, 1997. The historical results of this business unit have been reported as discontinued operations in the Company's Consolidated Statements of Operations for the periods presented.

The Company completed the purchase of Advanced Paradigms, Inc. ("API") on November 13, 1996 and I-NET, Inc. ("I-NET") on August 29, 1996. The Company's Consolidated Statements of Operations and of Cash Flows include the results of these companies since their respective acquisitions.

Certain amounts in the prior year periods have been reclassified to conform to current presentations.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for financial statements issued for periods ending after December 15, 1997. In accordance with this Statement, the Company has changed the method previously used to compute earnings per share and has restated prior periods. Basic earnings per share is calculated based on the weighted average number of common shares outstanding, including approximately 2.6 million shares yet to be distributed by the Disbursing Agent appointed under the Company's Reorganization Plan. In addition, diluted earnings per share includes the effect of stock options and warrants, when dilutive. Income (loss) from continuing operations, for purposes of calculating basic and diluted earnings per share, has been adjusted by cumulative dividends and accretion related to the Company's preferred stock.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997


NOTE B - BUSINESS ACQUISITION

I-NET

On August 29, 1996, the Company completed its purchase of all of the outstanding shares of I-NET. In consideration for the shares of I-NET the Company paid $100.2 million in cash and issued one-year, interest-free notes in the total amount of $64.5 million. The Company discounted the notes at a rate of 8.0%, to $59.7 million for accounting purposes, and increased the principal balance through charges to interest expense through the settlement date.

The Company paid $36.3 million to the holders of the notes, including $2.2 million of interest, as of September 30, 1997. In accordance with the terms of a final settlement of the notes reached November 13, 1997, the Company paid an additional $14.9 million, including $1.6 million of accrued interest, to the selling shareholders. The balance of $13.3 million was reversed during the current quarter, of which $1.2 million was recorded as a reduction of interest expense and $12.1 million was recorded as an adjustment of the original purchase price.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997


NOTE C - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the Consolidated Balance Sheets follow (in millions):


                                                       December 31,     June 30,
                                                          1997           1997
                                                       ------------     --------
Accounts receivable
    Billed                                               $275.1         $226.2
    Unbilled                                               52.9           36.0
                                                         ------         ------
                                                          328.0          262.2
    Less allowances                                        20.1           17.9
                                                         ------         ------
                                                         $307.9         $244.3
                                                         ======         ======
Inventories
    Finished products                                    $  7.3         $  5.6
    Raw materials and work-in-process                       7.8            7.8
    Service parts and supplies                              1.1            1.1
                                                         ------         ------
                                                         $ 16.2         $ 14.5
                                                         ======         ======
Depreciable assets
    Land                                                    3.5         $  4.5
    Buildings and improvements                             25.2           25.0
    Machinery and equipment                                98.1           84.9
    Spare parts                                           142.7          140.3
                                                         ------         ------
                                                          269.5          254.7
    Less accumulated depreciation                         144.6          131.7
                                                         ------         ------
                                                         $124.9         $123.0
                                                         ======         ======
Intangible assets
    Trademarks and patents                               $  4.5         $  4.1
    Computer software                                       0.3            0.3
    Installed base - service                               61.6           61.6
    License agreements                                     24.9           24.9
    Assembled workforce                                    13.7           13.9
    Goodwill                                              283.4          271.0
                                                         ------         ------
                                                          388.4          375.8
   Less accumulated amortization                           75.4           64.2
                                                         ------         ------
                                                         $313.0         $311.6
                                                         ======         ======
Accounts payable, accrued expenses and other
    Accounts payable                                     $ 85.4         $ 64.4
    Accrued expenses                                      124.7          121.3
    Compensation and benefits                              53.2           57.9
    Restructuring, reorganization and
        acquisition-related                                18.1           33.9
    Other                                                  38.2           18.2
                                                         ------         ------
                                                         $319.6         $295.7
                                                         ======         ======
Long-term liabilities
    Postretirement                                       $ 17.1         $ 16.8
    Pension                                                 6.5            7.1
    Facilities                                              8.3            9.2
    Restructuring, reorganization and
        acquisition-related                                 7.6            7.8
    Insurance                                               7.6            5.6
    Other                                                  38.4           51.5
                                                         ------         ------
                                                         $ 85.5         $ 98.0
                                                         ======         ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997


NOTE D - EARNINGS PER SHARE

                                                                            Three Months Ended                  Six Months Ended
                                                                               December 31,                         December 31,
                                                                          -----------------------           -----------------------
                                                                           1997             1996             1997             1996
                                                                          ------           ------           ------           ------
                                                                                     (In millions except per share data)
Numerator:
   Income from continuing operations                                      $ 12.4           $ 15.1           $ 23.8           $  2.8
   Dividends and accretion on the
     Series A Preferred Stock                                               (1.2)            (1.2)            (2.4)            (2.4)
   Dividends on the Series B Preferred Stock                                (2.4)            (2.3)            (4.7)            (4.6)
                                                                          ------           ------           ------           ------
   Numerator for basic and diluted earnings
     per share - Income (loss) from
     continuing operations available to
     common shareholders                                                  $  8.8           $ 11.6           $ 16.7           $ (4.2)
                                                                          ======           ======           ======           ======

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                                                38.4             36.7             38.3             36.7

   Effect of dilutive securities:
     Stock Options                                                           1.9              1.9              1.8               --
     Warrants                                                                0.3               --              0.2               --
                                                                          ------           ------           ------           ------
   Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions
                                                                            40.6             38.6             40.3             36.7
                                                                          ======           ======           ======           ======

Basic Earnings per Share                                                  $ 0.23           $ 0.32           $ 0.44           $(0.12)
                                                                          ======           ======           ======           ======

Diluted Earnings per Share                                                $ 0.22           $ 0.30           $ 0.42           $(0.12)
                                                                          ======           ======           ======           ======

In connection with the sale of its software business unit to Kodak, the Company issued to Microsoft a warrant to purchase 1,000,000 shares of common stock at an exercise price of $23.00 per share. The warrant became exercisable 90 days after the closing and expires on the redemption date of the Series A Preferred Stock. If and when exercised, the warrant will be settled on a net share basis. The exercise price of the warrant was greater than the average market price of the common shares and, thus, is antidilutive and is excluded from the computation of diluted earnings per share.

For additional disclosures regarding the Series A and Series B Preferred Stock, see the discussion of Superior Rights of Preferred Stock in the Risks and Uncertainties section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997


NOTE E - CONTINGENCIES

The Company is a defendant in a number of lawsuits arising from the conduct of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all such litigation will be material to the Company's consolidated financial position or its results of operations.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion includes certain forward-looking statements about matters such as the Company's revenue, expected expenses, operating results and the need for additional investment. Any such statements are subject to normal business risks and uncertainties that could cause the actual results or needs to differ from those described herein. For a further discussion of the various risks affecting the business, refer to "Risks and Uncertainties" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

BASIS OF PRESENTATION

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak"). The historical results of the software business have been reported as discontinued operations in the Company's Consolidated Statements of Operations and of Cash Flows for the three and six month periods ended December 31, 1996. The following discussion addresses the results of the Company's continuing operations. The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full fiscal year.

On November 13, 1996, the Company acquired Advanced Paradigms, Inc. ("API"). The Company's Consolidated Statements of Operations and of Cash Flows include the results of API since its acquisition.

On August 29, 1996, the Company completed the acquisition of I-NET, Inc. ("I-NET"). The Company's Consolidated Statements of Operations and of Cash Flows include the results of I-NET since its acquisition.

The Company has confirmed that it is in discussions with Olivetti, SpA, to merge Olivetti's information technology solutions and services subsidiary ("Olsy"), and Wang's operations. There can be no assurance that the discussions will lead to a transaction. However, should a transaction be consummated, it would have a significant impact on the Company's revenues, cash flows, results of operations and financial position.

RESULTS OF CONTINUING OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1996

OVERVIEW
For the three months ended December 31, 1997, the Company reported revenues of $338.9 million, a 1.0% decrease compared to revenues for the same prior year period. Revenues for the three months ended December 31, 1997, at constant currency, would have exceeded the $342.4 million reported for the three months ended December 31, 1996. Additionally, the decrease is attributable to the anticipated decline in proprietary revenues, partially offset by growth of the

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Company's network products and services revenues. Revenues were $651.1 million for the six months ended December 31, 1997, a 5.9% increase from the same prior year period, when revenues of $615.1 million were reported.

The Company reported operating income of $17.0 million for the three months ended December 31, 1997, compared to operating income of $18.0 million for the three months ended December 31, 1996. Operating income for the six months ended December 31, 1997 was $27.1 million, compared to operating income of $7.4 million for the six months ended December 31, 1996. Operating income for the six months ended December 31, 1996 includes $27.4 million of acquisition-related charges which primarily reflect the costs associated with integrating the operations of I-NET and other cost management activities.

Charges associated with the amortization of acquisition-related intangible assets were $6.3 million and $6.8 million for the three month periods ended December 31, 1997 and 1996, respectively. Amortization expense for acquisition-related intangible assets was $12.6 million and $12.2 million for the six month periods ended December 31, 1997 and 1996, respectively.

Excluding the acquisition-related charges in fiscal 1997, the decline in operating income for the three and six month periods is primarily attributable to the anticipated decline in higher-margin revenues from proprietary products and services and the increase in the mix of lower-margin revenues from desktop and network products and services, principally from the acquisition of I-NET. The Company anticipates that the shift in revenue mix and the decline in proprietary revenues will continue and will continue to exert downward pressure on consolidated gross margins.

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations was $39.4 million and $46.4 million in the three month periods ended December 31, 1997 and 1996, respectively. EBITDA from continuing operations for the six months ended December 31, 1997 and 1996 was $78.6 million and $86.5 million, respectively. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization.

Revenues
Revenues from proprietary sources (i.e., sales and service of proprietary VS and GCOS products) declined at a rate of 25.0% for the three month period ended December 31, 1997, compared to the same prior year period. Proprietary revenues declined 26.1% for the six month period ended December 31, 1997, compared to the same prior year period. The Company expects that revenues from proprietary sources will decline at a rate approximating 25% per year on a constant currency basis but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the rate of decline could be highly variable.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Services revenues increased by 0.8%, to $251.7 million for the three month period ended December 31, 1997, compared to $249.8 million in the same prior year period. Services revenues for the six months ended December 31, 1997 were $496.2 million, a 10.0% increase compared to $451.3 million for the six months ended December 31, 1996. Network services revenues increased by 11.2%, to $206.0 million in the three months ended December 31, 1997, compared to $185.3 million in the three months ended December 31, 1996. Network services revenues increased by 26.2%, to $402.3 million, in the six months ended December 31, 1997, compared to $318.7 million in the six months ended December 31, 1996. The six month increase in network services revenues was partially attributable to the acquisition of I-NET. Proprietary services revenues decreased by 29.1%, to $45.7 million, for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. Proprietary services revenues decreased by 29.2%, to $93.9 million, for the six months ended December 31, 1997, compared to $132.6 million for the same prior year period.

Product revenues decreased by 5.8%, to $87.2 million, for the three months ended December 31, 1997 compared to the same prior year period. Proprietary product sales declined by $0.7 million, or 5.1%, to $12.9 million for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The decline in proprietary product sales to $26.2 million for the six months ended December 31, 1997, compared to the six months ended December 31, 1996 was $3.6 million, or 12.1%. Network product and other product sales decreased 5.9%, to $17.3 million for the three months ended December 31, 1997, compared to $79.0 million in the same period of the prior year. Network product and other product sales for the six months ended December 31, 1997 were $128.7 million, a decrease of $5.3 million, or 4.0%, compared to the six months ended December 31, 1996.

GROSS MARGIN
Services gross margins for the three and six months ended December 31, 1997 were 22.4% and 21.7%, respectively, compared to 23.5% and 25.6%, respectively, for the three and six month periods ended December 31, 1996. The decline in the gross margin percent for the three and six month periods is the result of the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from proprietary maintenance contracts and the continuing dilutive impact of certain low margin commercial contracts from I-NET, partially offset by the favorable margin impact from the licensing and sale of intellectual property. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effects can be managed by the continuing implementation of cost reduction, integration and consolidation initiatives.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Product gross margin for the three months ended December 31, 1997 increased slightly, to 24.9%, from 24.4% in the comparable prior year period. Despite this small increase, the Company anticipates that the decline in proprietary product revenues will continue to exert downward pressure on gross margin. Product gross margin for the six months ended December 31, 1997 decreased to 23.6%, compared to 25.8% for the six months ended December 31, 1996. This decrease is primarily a result of the decline in proprietary product sales, which have historically higher margins than the margins on resold client-server products.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs decreased by $0.3 million for the three months ended December 31, 1997, from $1.1 million in the comparable prior year period. Research and development costs were $1.5 million for the six months ended December 31, 1997, a decrease of $0.4 million from the six months ended December 31, 1996. The Company's modest level of research and development spending is primarily related to continuing support for its proprietary VS products and specialized client server products sold to the U.S. government.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $2.1 million, to $53.9 million for the three months ended December 31, 1997, compared to the prior year period, and increased slightly as a percentage of revenues, to 15.9% in the three months ended December 31, 1997, compared to 15.1% in the three months ended December 31, 1996. Selling, general and administrative expenses for the six months ended December 31, 1997 were $103.0 million, an increase of 1.2% from $101.8 million in the six months ended December 31, 1996. However, selling, general and administrative expenses decreased as a percentage of revenues to 15.8% for the six months ended December 31, 1997, compared to 16.6% for the same period of the prior year. The overall reduction in selling, general and administrative expenses relative to revenues reflects the results of integration activities initiated in connection with the Company's recent acquisitions.

OTHER COSTS AND EXPENSES
Amortization of acquired intangible assets totaled $6.3 million in the three months ended December 31, 1997. During the prior fiscal year, the Company eliminated its remaining fresh-start intangible assets following the sale of the software business unit to Kodak through the recognition of a deferred tax asset attributable to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the three months ended December 31, 1996 was $10.5 million, of which $3.7 million relates to the implementation of fresh-start reporting and $6.8 million relates to intangible assets established in connection with business acquisitions. Amortization of acquired intangible assets totaled $12.6 million in the six months ended December 31, 1997. Amortization of fresh-start and intangible assets in the six months ended December 31, 1996 was

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


$19.5 million, of which $7.3 million relates to the implementation of fresh-start reporting and $12.2 million relates to intangible assets established in connection with business acquisitions.

Acquisition-related charges of $27.4 million in the six months ended December 31, 1996, primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

Other income and expense
Net interest income of $2.6 million in the three months ended December 31, 1997 was primarily comprised of $2.1 million of interest income and the reversal of $1.2 million of previously recorded imputed interest expense on the notes to the I-NET selling stockholders resulting from a reduction in the final payment of the note in accordance with the final settlement reached on November 13, 1997. This compares to $2.9 million of net interest expense in the same prior year period. Net interest income of $3.5 million in the six months ended December
31, 1997 was comprised of $4.7 million of interest income and $1.2 million of interest expense, compared to $2.3 million of net interest expense in the same prior year period, consisting of $4.9 million of interest expense and $2.6 million of interest income. Interest expense in the prior year period principally relates to amounts borrowed under and fees associated with the Revolving Credit Facility with Bankers Trust Company. The increase in interest income in the three and six months ended December 31, 1997, compared to the prior year periods, was primarily due to higher cash balances resulting from the sale of the Company's software business unit to Kodak. Net other expense of $0.2 million was reported in the three months ended December 31, 1997, compared to net other income of $1.3 million in the same prior year period. Net other income of $6.6 million in the six months ended December 31, 1997 primarily consisted of a $6.5 million gain realized in the first quarter of fiscal 1998 on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts, compared to net other income of $0.7 million in the same period of the prior year.

Income taxes
The provision for income taxes in the six months ended December 31, 1997 was $13.4 million, or 36%. This compares to a provision of $3.0 million, or 52%, in the six months ended December 31, 1996. The higher provision amount in the current period is attributable to higher current taxable income. The higher effective rate in the prior period resulted from the then-current view that certain book losses would not create future tax benefit.

Employees
At December 31, 1997, the Company had approximately 10,000 employees.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Liquidity and Sources of Capital

Cash and equivalents were $159.5 million at December 31, 1997, a decrease of $82.7 million from June 30, 1997.

Cash used in operations during the six months ended December 31, 1997 was $6.3 million, comprised of $0.7 million for current operating activities and $5.6 million used for transaction costs associated with discontinued operations.

Cash used in investing activities during the six months ended December 31, 1997 was $24.6 million and is primarily comprised of $38.3 million for capital additions (including $15.8 million for purchases of non-consumable spares and $4.6 million towards the construction of new facilities). Proceeds of $15.0 million were received from the sale of land and facilities owned by the Company in Billerica.

Cash used in financing activities was $49.3 million during the six months ended December 31, 1997, and includes principal payments of $47.4 million paid in connection with the settlement of the notes to the selling stockholders of I-NET, $0.7 million of net payments of other short-term borrowings and cash dividends paid of $6.7 million, less proceeds of $5.5 million from stock plans.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, expected cash requirements over the next twelve months include approximately $18 million for previously recorded integration-related, restructuring and business realignment initiatives, as well as approximately $13 million for the completion of the construction and fit-up of the Company's new corporate headquarters in Billerica, Massachusetts. The estimated total cost of the construction activities related to the Billerica property is approximately $18 million, compared to the estimated aggregate proceeds of approximately $18 million from the disposition of land and facilities.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its Revolving Credit Facility will be sufficient to meet the Company's operational cash requirements for the next twelve months, and for pursuing potential investments, acquisitions and other expansion opportunities. As part of furthering its business strategy, the Company explores acquisitions and strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or could involve the issuance of debt or equity securities of the Company. In particular,

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


should the Olsy transaction be consummated, additional financing would be required. Although the Company believes that such financing would be available, there can be no assurance that sufficient new capital would be available on terms acceptable to the Company.

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

         IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing network services to customers and clients and to build upon that growth through appropriate strategic alliances and acquisitions designed to complement Wang's core competencies. The Company's ability to implement this strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts or the inability to deliver the required services in a timely manner under such contracts. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft Corporation and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationship with Microsoft also includes certain contractual obligations, which, if not satisfied, could allow Microsoft to terminate all

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


or a portion of the relationship. In addition, there can be no assurance that any of the Company's acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of any acquired companies. The foregoing risk factors apply to any significant acquisitions or strategic alliances contemplated by the Company, including any possible transaction with Olivetti. The Company evaluates such transactions regularly, and one or more such transactions could occur at any time.

     Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other proprietary systems. The Company expects that revenues from proprietary sources, including the acquired Bull proprietary product and service revenue streams, will decline at a rate approximating 25% per year on a constant currency basis but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the decline rate could be highly variable. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues from traditional sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues from proprietary sources will not adversely impact the Company's results of operations or the price of its equity.

     Dependence on Key Personnel. The Company depends to a significant extent on key management and technical personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly, trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

     Competition. The information technology ("IT") services industry, including the network and desktop services markets, is intensely competitive and undergoing rapid change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


companies provide the most significant competition. The Company must also compete with other IT services businesses with more limited resources, but which have, in a number of cases, been able to develop a strong local or regional customer base. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services.

         YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would result in an increasing rate of decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company operates legacy systems and applications that contain Year 2000 limitations. Initiatives are underway to replace existing systems and circument existing Year 2000 limitations. There can be no assurance that the conversion will be completed in a timely manner.

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

         DEPENDENCE ON GOVERNMENT REVENUE. In the six months ended December 31, 1997 and the year ended June 30, 1997, the Company derived approximately 31% and 30%, respectively, of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. A significant portion of the Company's United States federal government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the United States government and government agencies are received under a number of different contracts and from a number of different government agencies and departments.

         INTERNATIONAL OPERATIONS. International revenues in recent years have accounted for a substantial portion of the Company's total revenues. The Company's international operations are subject to all of the risks normally associated with international sales, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange rates, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience losses due to international currency fluctuations. In addition, effective intellectual property protection may not be available in every foreign country in which the Company distributes its own and other products and the loss of such protection could have a material adverse effect on the business of the Company. Should a transaction be completed with Olivetti, the significant increase in international revenues will increase the Company's exposure to the risks associated with international operations.

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

         AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make acquisitions and otherwise implement its strategy. In particular, should an Olsy transaction be completed, additional financing would be required. There can be no assurance that sufficient new capital will be available on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on November 25, 1997. The following three Class I directors were elected to serve for a three year term: Joseph M. Tucci, Raymond C. Kurzweil and Frederick A. Wang.

          The term of office of the following Class II and Class III directors continued after the meeting: Marcia A. Hooper, Joseph J. Kroger, David A. Boucher, Michael W. Brown, Axel J. Leblois.

          The stockholders approved the following matters at the meeting:


                                                 VOTES             VOTES                              BROKER
                                                  FOR             AGAINST          ABSTENTIONS      NON-VOTES
                                              ----------         ----------        -----------      ---------
Joseph M. Tucci,
  nominee as Class I
  director                                    30,231,235

Raymond C. Kurzweil,
  nominee as Class I
  director                                    30,057,122

Frederick A. Wang,
  nominee as Class I
  director                                    30,055,270

Anamendment to the
  Company's Employees'
  Stock Incentive Plan
  increasing the number
  of shares of Common
  Stock available
  under the Plan                              23,856,084         3,517,787             84,259        2,799,909

Amendment to the
  Company's 1995 Employees'
  Stock Purchase Plan
  increasing the number
  of shares of Common
  Stock available
  under the Plan                              24,487,279         2,931,777             83,384        2,755,599

Amendment to the
  Company's 1995 Director
  Stock Option Plan
  increasing the number
  of shares of Common
  Stock available
  under the Plan                              24,049,772         3,365,571             87,097        2,755,599

Ratification of Ernst &
  Young LLP as independent
  auditors for the
  current fiscal year                         30,152,546            45,237             60,255

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

Exhibit No.                          Description
-----------    -----------------------------------------------------------------
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

10.5(3)        Consulting Agreement of Raymond C. Kurzweil

10.6(5)        Employee Retention Agreement with James J. Hogan

10.7(7)        Stock Incentive Plan, as Amended

10.8(8)        Contingent Severance Compensation, as Amended with Franklyn A.
               Caine (Employment Agreement)

10.9(8)        Employees' Stock Incentive Plan

10.10(8)       1995 Director Stock Option Plan

Exhibit No.                        Description
-----------    -----------------------------------------------------------------
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

10.23(16)      Employment Agreement of Joseph M. Tucci, as Amended

Exhibit No.                           Description
-----------    ----------------------------------------------------------------
10.24(16)      Employment Agreement of Lucy A. Flynn

10.25(17)      1995 Employees' Stock Purchase Plan, as Amended

10.26(17)      Employees' Stock Incentive Plan, as Amended

10.27(17)      1995 Director Stock Option Plan, as Amended

10.28(17)      Employment Agreement of Joseph M. Tucci, as Amended

10.29(18)      Asset Purchase Agreement, as amended, with respect to the
               Registrant's sale of its software business unit to Eastman Kodak
               Company

10.30(19)      Amended and Restated Employment Agreement of Joseph M. Tucci

10.31(19)      Restricted Stock Agreement of Joseph M. Tucci

10.32(19)      Non-Qualified Long Term Incentive Stock Option Agreement of
               Joseph M. Tucci

10.33(19)      Second Amendment to the Change in Control Severance Agreement of
               Joseph M. Tucci

10.34(19)      Form of Non-Qualified Long Term Incentive Stock Option Agreement
               with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.35(19)      Form of Restricted Stock Agreement with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.36(19)      Amended and Restated Employment Agreement of Ken S. Bajaj

10.37(19)      Letter Agreement of Employment of Jose Ofman

10.38(19)      Amendment Number 1 to Letter Agreement of Employment of Jose
               Ofman

10.39(19)      Non-Qualified Long Term Stock Option Agreement with Jeremiah J.
               J. Van Vuuren

10.40(19)      Letter Agreement for Special Bonus of Franklyn A. Caine

10.41(19)      Change in Control Severance Agreement, as amended of Franklyn A.
               Caine

10.42(19)      Letter Agreement for Special Bonus of Albert A. Notini

10.43(19)      Change in Control Severance Agreement, as amended of Albert A.
               Notini

Exhibit No.                      Description
-----------    -----------------------------------------------------------------
10.44(19)      Letter Agreement for Special Bonus of David I. Goulden

10.45(19)      Change in Control Severance Agreement, as amended of David I.
               Goulden

10.46(19)      Amendment Number 1 to the 1993 Directors' Stock Option Plan

10.47(19)      Amendment Number 2 to the Stock Incentive Plan

10.48(19)      Amendment Number 3 to the Employees' Stock Incentive Plan

10.49(19)      Letter Agreement for 1996 Bonus for Ken S. Bajaj

10.50(20)      Restricted Stock Agreement of Jeremiah J. J. Van Vuuren with
               Registrant

10.51(20)      Employment Agreement of Jeremiah J. J. Van Vuuren with Wang
               Laboratories Ireland B.V.

10.52(20)      Employment Agreement of Jeremiah J. J. Van Vuuren

10.53(20)      Change in Control Severance Agreement, as amended of Jeremiah J.
               J. Van Vuuren


10.54(21)      Form of Change in Control Severance Agreement with Messrs.
               Buckingham and Brauneis

10.55          Amendment No. 4 to the 1995 Employee Stock Incentive Plan

10.56          Amendment No. 5 to the 1995 Employee Stock Incentive Plan

10.57          Amendment No. 2 to the 1995 Director Stock Option Plan

10.58          Amendment No. 2 to the 1995 Employee Stock Purchase Plan

10.59          Short Term Incentive Plan

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

(21) Filed as an Exhibit to the Registrant's quarterly report a Form 10-Q for the quarter ended September 30, 1997.


(b) During the quarter ended December 31, 1997, the Registrant filed no Current Reports on Form 8-K.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   February 13, 1998



                                    WANG LABORATORIES, INC.




                                    /s/ Franklyn A. Caine
                                    ----------------------------------
                                    Franklyn A. Caine,
                                    Executive Vice President and
                                    Chief Financial Officer