Form 10-Q
period 1998-03-31
WANG LABORATORIES INC
filed 1998-05-15
CIK 104519

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 1998):

Common stock, par value $0.01 per share              45,948,952 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX





Part I. FINANCIAL INFORMATION                                           PAGE NO.

        Item 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 March 31, 1998 and June 30, 1997                           3

                 Consolidated Statements of Operations -
                 Three and nine months ended March 31, 1998 and 1997        4

                 Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1998 and 1997                  5

                 Notes to Consolidated Financial Statements -
                 March 31, 1998                                             6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       16


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         28


SIGNATURE                                                                  34

PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           March 31,      June 30,
                                                             1998           1997
                                                           --------       --------
                                                            (Dollars in millions)
ASSETS

CURRENT ASSETS
  Cash and equivalents                                     $  238.7       $  242.2
  Accounts receivable, net of allowance for
    doubtful accounts of $19.8 at March 31,
    1998 and $17.9 million at June 30, 1997                   790.8          244.3
  Inventories:
   Finished products                                            8.2            5.6
   Raw materials and work-in-process                          134.5            7.8
   Service parts and supplies                                  46.0            1.1
                                                           --------       --------
    Total inventories                                         188.7           14.5
  Other current assets                                        200.9           53.6
                                                           --------       --------
       Total current assets                                 1,419.1          554.6

Depreciable assets, net of accumulated
  depreciation of $161.7 million at March 31,
  1998 and $131.7 million at June 30, 1997                    292.1          123.0
Intangible assets, net of accumulated
  amortization of $83.4 million at March 31,
  1998 and $64.2 million at June 30, 1997                     409.6          311.6
Other                                                         117.8           45.6
                                                           --------       --------

       Total assets                                        $2,238.6       $1,034.8
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                          $  120.3       $   63.3
   Accounts payable                                           381.5           64.4
   Accrued expenses                                           242.1          121.3
   Other current liabilities                                  372.2          110.0
   Deferred service revenue                                   156.1           69.5
                                                           --------       --------
       Total current liabilities                            1,272.2          428.5
                                                           --------       --------

Long-term liabilities                                         291.3           98.0
                                                           --------       --------

Commitments and contingencies

Minority interest                                               6.7             --
                                                           --------       --------

Series A Preferred Stock                                       86.0           85.5
                                                           --------       --------

STOCKHOLDERS' EQUITY
  Series B Preferred Stock, $0.01 par value, 143,750
    shares authorized and outstanding, liquidation
    preference of $143.8 million                              138.3          138.3
  Common stock, $0.01 par value, 100,000,000
    shares authorized; outstanding shares: 45,948,952
    at March 31, 1998 and 38,008,004 at June 30, 1997           0.5            0.4
  Capital in excess of par value                              484.0          291.4
  Cumulative translation adjustment                            (8.6)          (3.7)
  Retained earnings (deficit)                                 (31.8)          (3.6)
                                                           --------       --------
       Total stockholders' equity                             582.4          422.8
                                                           --------       --------

   Total liabilities and stockholders' equity              $2,238.6       $1,034.8
                                                           ========       ========

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                     March 31,
                                                          1998           1997          1998            1997
                                                         -------       -------       --------        -------

                                                              (Amounts in millions, except per share data)
REVENUES
    Services                                             $ 285.3       $ 246.8       $  781.5        $ 698.1
    Products                                               117.3          68.3          272.2          232.1
                                                         -------       -------       --------        -------
        Total revenues                                     402.6         315.1        1,053.7          930.2
                                                         -------       -------       --------        -------
COSTS AND EXPENSES
    Cost of services                                       225.0         193.4          613.5          529.0
    Cost of products                                        93.3          49.5          211.7          171.0
    Research and development                                 2.2           0.9            3.7            2.8
    Selling, general and administrative                     91.5          80.3          194.5          182.1
    Amortization of intangibles -
        acquisition and fresh-start                          8.5          22.7           21.1           42.2
    Acquisition-related charges                             14.0           8.6           14.0           36.0
    Restructuring charges                                    9.2            --            9.2             --
                                                         -------       -------       --------        -------
        Total costs and expenses                           443.7         355.4        1,067.7          963.1
                                                         -------       -------       --------        -------

OPERATING LOSS                                             (41.1)        (40.3)         (14.0)         (32.9)
                                                         -------       -------       --------        -------

OTHER (INCOME) EXPENSE
    Interest (income) expense - net                          3.7           2.6            0.1            4.9
    Other (income) expense - net                             0.1           0.1           (6.4)          (0.6)
                                                         -------       -------       --------        -------
        Total other (income) expense                         3.8           2.7           (6.3)           4.3
                                                         -------       -------       --------        -------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                           (44.9)        (43.0)          (7.7)         (37.2)
Provision (benefit) for income taxes                          --         (21.1)          13.4          (18.1)
                                                         -------       -------       --------        -------

LOSS FROM CONTINUING OPERATIONS                            (44.9)        (21.9)         (21.1)         (19.1)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES
                                                              --         101.3             --           76.6
                                                         -------       -------       --------        -------

NET INCOME (LOSS)                                          (44.9)         79.4          (21.1)          57.5
Dividends and accretion on preferred stock                  (3.5)         (3.6)         (10.6)         (10.6)
                                                         -------       -------       --------        -------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
                                                         $ (48.4)      $  75.8       $  (31.7)       $  46.9
                                                         =======       =======       ========        =======

PER SHARE AMOUNTS
    Basic
      Continuing operations                              $ (1.22)      $ (0.69)      $  (0.82)       $ (0.81)
      Discontinued operations                                 --          2.74             --           2.09
                                                         -------       -------       --------        -------
        Net income (loss) per share                      $ (1.22)      $  2.05       $  (0.82)       $  1.28
                                                         =======       =======       ========        =======
    Diluted
      Continuing operations                              $ (1.22)      $ (0.69)      $  (0.82)       $ (0.81)
      Discontinued operations                                 --          2.74             --           2.09
                                                         -------       -------       --------        -------
        Net income (loss) per share                      $ (1.22)      $  2.05       $  (0.82)       $  1.28
                                                         =======       =======       ========        =======

SHARES USED TO COMPUTE PER SHARE AMOUNTS
    Basic                                                   39.8          37.0           38.7           36.8
    Diluted                                                 39.8          37.0           38.7           36.8

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                    March 31,
                                                               1998         1997
                                                              ------       ------
                                                             (Dollars in millions)

OPERATING ACTIVITIES
  Loss from continuing operations                             $(21.1)      $(19.1)
  Depreciation                                                  49.0         50.3
  Amortization                                                  23.3         44.3
  Gain on asset sales                                           (6.5)          --
  Non-cash provision (benefit) for income taxes                  9.7        (21.9)
  Non-cash compensation expense                                   --         36.0
  Acquisition-related charges                                   14.0          5.5
  Other restructuring charges                                    9.2           --
  Payments for acquisition-related charges                     (14.9)       (18.7)
  Payments for restructuring charges                            (1.9)        (4.8)
                                                              ------       ------
                                                                60.8         71.6
                                                              ------       ------
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
  Accounts receivable                                          (11.7)        (5.5)
  Inventories                                                    3.2          4.1
  Other current assets                                          (4.0)         1.0
  Accounts payable and other current liabilities               (36.8)       (43.2)
  Other                                                         (3.6)         2.9
                                                              ------       ------
  Net changes in other accounts affecting operations
                                                               (52.9)       (40.7)
                                                              ------       ------
  Cash provided by continuing operations                         7.9         30.9
                                                              ------       ------
  Net proceeds from sale of discontinued operations
                                                                  --        250.5
  Cash used in discontinued operations                          (8.6)       (35.8)
                                                              ------       ------
  Net cash provided by (used in) discontinued operations
                                                                (8.6)       214.7
                                                              ------       ------
      Cash provided by (used in) operations                     (0.7)       245.6
                                                              ------       ------

INVESTING ACTIVITIES
  Depreciable assets                                           (54.3)       (34.2)
  Proceeds from asset sales                                     13.9          5.6
  Business acquisitions, net of cash acquired                   25.1       (169.9)
  Other                                                         (0.4)        (4.0)
                                                              ------       ------
      Cash used in investing activities                        (15.7)      (202.5)
                                                              ------       ------

FINANCING ACTIVITIES
  Increase (decrease) in short-term borrowings                  20.5         (0.3)
  Proceeds from stock plans                                      8.4          5.2
  Dividends paid on preferred stock                            (10.0)       (10.1)
  Other                                                         (1.9)          --
                                                              ------       ------
      Cash provided by (used in) financing activities
                                                                17.0         (5.2)
                                                              ------       ------

Effect of changes in foreign exchange rates on cash             (4.1)        (1.6)
                                                              ------       ------

DECREASE IN CASH AND EQUIVALENTS                                (3.5)        36.3
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    242.2        175.3
                                                              ------       ------
CASH AND EQUIVALENTS AT END OF PERIOD                         $238.7       $211.6
                                                              ======       ======

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION

The financial information included herein has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals, except for acquisition-related and other special charges recorded in the three and nine month periods ended March 31, 1998 and 1997.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.

The Company completed the purchase of Olsy ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti") on March 17, 1998, except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was not completed until April 7, 1998. Cash of $39.6 million was deposited in escrow and was paid to Olivetti upon completion of the purchase of OCJ. This cash deposit is reported in Other noncurrent assets at March 31, 1998. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of Olsy since March 17, 1998, except for the results of OCJ. The Company also acquired a 19.9% interest in Olivetti Ricerca, the Italian consortium supplying research and development services to both the IT and telecom sectors. The investment is recorded in Other noncurrent assets.

The Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") on March 17, 1997. The historical results of this business unit have been reported as discontinued operations in the Company's Consolidated Statements of Operations for the periods presented.

The Company completed the purchase of I-NET, Inc. ("I-NET") on August 29, 1996. The Company's Consolidated Statements of Operations and of Cash Flows include the results of I-NET since acquisition.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


NOTE B - BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES

OLSY

On March 17, 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Olivetti, except for OCJ, which was not completed until April 7, 1998 (see Note A). The Company also acquired a 19.9% interest in Olivetti Ricerca, the Italian consortium supplying research and development services to both the IT and telecom sectors. Olsy's revenues for the calendar year ended December 31, 1997 were approximately $2.4 billion.

In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; 8,750,000 shares of common stock (of which 1,500,000 are to be delivered before the end of calendar year 1998 subject to shareholder approval) with a value of $146.8 million at the time of issuance; 5,000,000 stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election; and the potential for an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 to 1999. The earnout will be recorded at the time it becomes probable that a payment will be required and the amount can be reasonably estimated.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values. The value of the shares was recorded at a discount of 35% of the market value of the Company's common stock. The value of the SARs was recorded based on the historical and implied volatility of the common stock, considering both the minimum guaranteed price and the restrictions on exercise inherent in the SARs. These values were determined by independent valuations. The shares are not registered and are subject to a three-year restriction period.

A summary of the acquisition, which excludes OCJ, follows (in millions):

     Cash, excluding OCJ escrow, including transaction costs      $ 47.0
     Common stock and stock equivalents                            146.9
     Stock appreciation rights                                      41.8
                                                                  ------

     Total consideration                                           235.7

     Estimated fair value of net tangible assets
      acquired                                                     130.3
                                                                  ------

     Excess of purchase price over net tangible
      assets acquired                                             $105.4
                                                                  ======

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


NOTE B (Continued)

The excess of the purchase price over the fair value of the net assets acquired was $105.4 million and has been recorded based on a preliminary purchase price allocation. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed is subject to appraisals, valuations, evaluations and other analysis of the fair value of assets acquired and liabilities assumed, including the anticipated valuation of certain purchased research and development activities. Amortization for the fourteen day period subsequent to the acquisition was $0.2 million calculated on a straight line basis over an estimated useful life of 25 years.

The Company is repositioning itself to be the leading global desktop and network services company and estimates that expenditures of as much as $380 million will be required over the next 24 to 36 months in connection with the integration and rightsizing of both Olsy and Wang. Of that total, approximately $275 million is estimated to relate to organizational redundancies, $75 million related to facilities, and $30 million related to systems and other costs. Under certain conditions, costs related to the acquired Olsy business will be accounted for as an additional cost of the acquisition at the time the formal plan of restructuring is completed. Integration-related costs attributable to Wang will be accounted for as charges to operations in the periods they are determined.

In connection with the acquisition, on March 13, 1998, the Company entered into a multi-currency, revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including $200.0 million for letters of credit. Interest on the borrowings is based on the LIBOR rate plus 0.75% to 1.50%, depending on the Company's leverage ratio. Fees and expenses associated with the new facility amounted to $7.5 million, approximately $3.5 million of which has been charged to interest expense in the March quarter of 1998 associated with that portion of the facility used to replace the existing $225 million facility. The BTC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and indebtedness. In addition to providing financing for the Olsy acquisition, the credit facility will be used for general corporate purposes. As of March 31, 1998, borrowings of $68.6 million and letters of credit aggregating $8.8 million were outstanding under the agreement. The financing is secured by substantially all of the Company's domestic assets and partial pledges of selected international subsidiaries.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


NOTE B (Continued)


I-NET

On August 29, 1996, the Company completed the purchase of all of the outstanding shares of I-NET. In consideration for the shares of I-NET the Company paid $100.2 million in cash and issued one-year, interest-free notes in the total amount of $64.5 million. The Company discounted the notes at a rate of 8.0%, to $59.7 million for accounting purposes, and increased the principal balance through charges to interest expense through the settlement date.

Through September 1997, the Company paid $36.3 million to the holders of the notes, including $2.2 million of interest. In accordance with the terms of a final settlement of the notes reached November 13, 1997, the Company paid an additional $14.9 million, including $1.6 million of accrued interest, to the selling shareholders. The balance of $13.3 million was reversed in the three months ended December 31, 1997, of which $1.2 million was recorded as a reduction of interest expense and $12.1 million was recorded as an adjustment of the original purchase price.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


NOTE C - SPECIAL CHARGES

During the quarter ended March 31, 1998, the Company recorded special charges of $55.7 million including $23.2 million for integration and restructuring-related costs, $10.3 million for advertising related to the Olsy acquisition, $7.3 million related to reductions in the carrying value of certain assets, $3.5 million of bank fees and $11.4 million of other costs.

The integration and restructuring-related costs of $23.2 million were provided after certain actions had been identified, quantified and approved. Additional charges are anticipated as the balance of the plan actions are quantified. The integration and restructuring charges recorded in the March quarter consist of the following (in millions):

         Workforce-related                            $13.0
         Depreciable assets and other                   0.9
         Facilities                                     9.3
                                                      -----
            Total                                     $23.2
                                                      =====

These charges were recorded as of March 31, 1998 and were based upon best estimates associated with approved actions through that date. The facilities-related charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated only from the time when the space is expected to be vacated and only if there are no plans to utilize the facility in the future. Costs incurred prior to that time will be charged to operations. Depreciable asset-related charges were provided to recognize, at net realizable value, the write-down to disposal value of existing assets. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. Cash requirements to complete these initial integration and restructuring initiatives are estimated to approximate $8 million for the remainder of fiscal 1998 and $15 million thereafter, although under certain circumstances, the actual payment of termination costs may extend beyond that date.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


NOTE D - EARNINGS PER SHARE

                                                          Three Months Ended        Nine Months Ended
                                                              March 31,                  March 31,
                                                          1998         1997         1998         1997
                                                         ------       ------       ------       ------
                                                             (In millions except per share data)
Numerator:
   Loss from continuing operations                       $(44.9)      $(21.9)      $(21.1)      $(19.1)
   Dividends and accretion on the
     Series A Preferred Stock                              (1.2)        (1.2)        (3.6)        (3.6)
   Dividends on the Series B Preferred Stock               (2.3)        (2.4)        (7.0)        (7.0)
                                                         ------       ------       ------       ------
   Numerator for basic and diluted earnings
     per share - loss from continuing
     operations available to common
     shareholders                                        $(48.4)      $(25.5)      $(31.7)      $(29.7)
                                                         ======       ======       ======       ======

Denominator:
   Denominator for basic and diluted earnings
     per share - weighted average shares                   39.8         37.0         38.7         36.8
                                                         ======       ======       ======       ======

Basic Earnings per Share - Continuing Operations         $(1.22)      $(0.69)      $(0.82)      $(0.81)
                                                         ======       ======       ======       ======
Diluted Earnings per Share -  Continuing Operations      $(1.22)      $(0.69)      $(0.82)      $(0.81)
                                                         ======       ======       ======       ======

Options to purchase approximately 6,680,000 shares of common stock and warrants to purchase approximately 7,500,000 shares of common stock were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

In connection with the sale of its software business to Kodak, the company issued to Microsoft a warrant to purchase 1,000,000 shares of common stock at an exercise price of $23.00 per share. The warrant became exercisable 90 days after the closing and expires on the redemption date of the Series A Preferred Stock. If and when exercised, the warrant will be settled on a net basis in shares of common stock. The warrant was excluded from the computation of diluted earnings per share as its effect would be antidilutive.

In connection with the acquisition of Olsy, the Company issued to Olivetti 5,000,000 stock appreciation rights ("SARs"). Each right entitles Olivetti to receive from the Company an amount equal to the higher of: (a) $4.00 or (b) the excess over $30.00 (the "strike price") of the fair market value per share of Common Stock on the date of exercise. The Company may pay such amount in either cash or shares of common stock at its option. The SARs can be exercised any time from March 2001 to March 2005. The SARs were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

For additional disclosures regarding the Series A and Series B Preferred Stock, see the discussion of Superior Rights of Preferred Stock in the Risks and Uncertainties section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE E - MICROSOFT ALLIANCE

On March 23, 1998, the Company and Microsoft Corporation announced an expansion of their strategic alliance. The Company will significantly extend its service capacity by training and certifying 2,500 professionals as Microsoft Certified Systems Engineers and Microsoft Certified Solution Developers. To help customers design and deploy Microsoft networked technology solutions, the Company will open two Centers of Excellence, one at its new worldwide headquarters in Billerica, Massachusetts, and one in Italy. The centers will showcase enterprise solutions based on Microsoft technologies and the Company's integrated services. In addition, the Company will establish Technology Integration Labs to design and test customer solutions based on Microsoft technology and will lead with Microsoft's enterprise products in customer accounts.

Under the terms of the agreement, Microsoft will fund the costs associated with this program through an interest-free loan. These costs are expected to approximate $25 million over the next three years. The loan will be repaid in equal installments over five years, with the first payment due in 2001.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE F - SUBSEQUENT EVENTS

On April 7, 1998, the Company completed the purchase of OCJ, Olsy's subsidiary in Japan. The cash payment of $39.6 million to Olivetti attributable to the purchase of the Japanese subsidiary was held in an escrow account until the transaction was completed. Accordingly, the results of OCJ are not included in the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine months ended March 31, 1998.

On April 22, 1998, the Company's Board of Directors adopted a Shareholders Rights Agreement. The description and terms of the Rights are set forth in a Rights Agreement including all exhibits thereto, between the Company and American Stock Transfer & Trust Company as Rights Agent.

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

BASIS OF PRESENTATION

On March 17, 1998, the Company completed the purchase of Olsy ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was not completed until April 7, 1998. Accordingly, the Company's Consolidated Balance Sheet and Statements of Operations and of Cash Flows include the results of Olsy since March 17, except the results of the OCJ. Olsy develops, implements and manages IT solutions for large public and private corporate customers, mainly in banking, the public authorities and utilities sector, and retail. The company provides a broad range of services, including application development and systems integration, network integration and management services and distributed IT management services to a worldwide customer portfolio. Olsy employs more than 12,000 individuals in more than 40 countries, with annual revenues of approximately $2.4 billion in calendar 1997.

In connection with the Company's acquisition of Olsy, the management of the Company has adopted the name Wang Global. The change is subject to shareholder approval. During the interim, the Company's legal name will continue to be Wang Laboratories, Inc.; however, the Company will conduct its business as Wang Global.

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak"). The historical results of the software business have been reported as discontinued operations in the Company's Consolidated Statements of Operations and of Cash Flows for the three and nine month periods ended March 31, 1997. The following discussion addresses the results of the Company's continuing operations.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full fiscal year.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

RESULTS OF CONTINUING OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1997

OVERVIEW
For the three months ended March 31, 1998, the Company reported revenues of $402.6 million, a 27.8% increase compared to the same prior year period. The increase is attributable to growth in the Company's network services revenues and the inclusion of Olsy's results for the fourteen days subsequent to consummation of the transaction, partially offset by the anticipated decline in proprietary revenues. Revenues for the three months ended March 31, 1998, at constant currency, would have been approximately $8 million higher.

Revenues were $1,053.7 million for the nine months ended March 31, 1998, a 13.3% increase from the same prior year period, when revenues of $930.2 million were reported.

The Company reported an operating loss of $41.1 million for the three months ended March 31, 1998, compared to an operating loss of $40.3 million for the three months ended March 31, 1997. Operating losses for the nine months ended March 31, 1998 and 1997 were $14.0 million and $32.9 million, respectively.

The operating loss for the three and nine month periods ended March 31, 1998 relates primarily to nonrecurring charges of $52.2 million recorded during the March quarter. These costs include $23.2 million of Wang integration and restructuring costs, $10.3 million for advertising related to the Olsy acquisition, $7.3 million related to reductions in the carrying value of certain assets and $11.4 million for other costs. The $52.2 million is recorded in the Consolidated Statements of Operations as follows: $27.2 million in Selling, general and administrative expenses; $1.8 million in Amortization of intangibles; $12.5 million in Acquisition-related charges and $10.7 million in Restructuring charges.

The operating loss for the three and nine months ended March 31, 1997 includes $52.5 million of costs associated with the Company's organization of its then ongoing services business around four global service delivery units after the sale of it software business on March 17, 1997. Of that total, $13.3 million resulted from the sale of the software business, $15.2 million was for organizational realignment and reductions in the G&A infrastructure, $19.0 million related to reductions in the carrying value of certain assets (including $14.4 million of intangible assets determined to be impaired) and $5.0 million was for other charges. The writedown of the impaired intangible assets is included in the $22.7 million of amortization of acquired and fresh-start intangible assets reported in the Statement of Operations for the three months ended March 31, 1997. The Company had also recorded acquisition-related charges of $27.4 million in the three months ended September 30, 1996.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Excluding these charges, the Company would have reported operating income of $11.1 million and $38.2 million in the three and nine months ended March 31, 1998, and operating income of $12.2 million and $47.0 million, respectively, in the same prior year periods. Income before taxes for the three month periods ended March 31, 1998 and 1997, was $10.8 million and $9.5 million, respectively.

Excluding the charges in fiscal 1998, the decline in operating income for the nine month period is primarily attributable to the anticipated decline in higher-margin revenues from proprietary products and services and the increase in the mix of lower-margin revenues from desktop and network products and services, principally from the acquisition of I-NET. The Company anticipates that the shift in revenue mix and the decline in proprietary revenues will continue and will contribute to the downward pressure on consolidated gross margins.

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations was $36.5 million and $36.2 million in the three month periods ended March 31, 1998 and 1997, respectively. EBITDA from continuing operations for the nine months ended March 31, 1998 and 1997 was $115.1 million and $122.7 million, respectively. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization.

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. The Company is currently in the process of performing a detailed analysis of the carrying value of its intangible assets.

REVENUES
Revenues from proprietary sources (i.e., sales and service of proprietary VS and GCOS products) declined at a rate of 27.8% for the three month period ended March 31, 1998, compared to the same prior year period. Proprietary revenues declined 26.1% for the nine month period ended March 31, 1998, compared to the same prior year period. The Company expects that revenues from proprietary sources will decline at a rate approximating 25% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the rate of decline could be highly variable.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


Services revenues increased by 15.6%, to $285.3 million for the three month period ended March 31, 1998, compared to $246.8 million in the same prior year period. Services revenues for the nine months ended March 31, 1998 were $781.5 million, a 12.0% increase compared to $698.1 million for the nine months ended March 31, 1997. Network services revenues increased by 29.8%, to $242.1 million in the three months ended March 31, 1998, compared to $186.5 million in the three months ended March 31, 1997. Network services revenues increased by 28.0%, to $640.5 million, in the nine months ended March 31, 1998, compared to $500.2 million in the nine months ended March 31, 1997. The nine month increase in network services revenues was partially attributable to the acquisitions of I-NET and Olsy. Proprietary services revenues decreased by 28.4%, to $43.2 million, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Proprietary services revenues decreased by 28.7%, to $141.0 million, for the nine months ended March 31, 1998, compared to $197.9 million for the same prior year period.

Product revenues increased by 71.7%, to $117.3 million, for the three months ended March 31, 1998 compared to the same prior year period. Proprietary product sales declined by $3.5 million, or 25.2%, to $10.4 million for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The decline in proprietary product sales to $38.5 million for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997 was $6.6 million, or 14.6%. Network product and other product sales nearly doubled, to $106.9 million for the three months ended March 31, 1998, compared to $54.4 million in the same period of the prior year. Network product and other product sales for the nine months ended March 31, 1998 were $233.7 million, an increase of $46.7 million, or 25.0%, compared to the nine months ended March 31, 1997. This increase was primarily attributable to the acquisition of Olsy.

GROSS MARGIN
Services gross margins for the three and nine months ended March 31, 1998 were 21.1% and 21.5%, respectively, compared to 21.6% and 24.2%, respectively, for the three and nine month periods ended March 31, 1997. The gross margin percent for the three and nine month periods was negatively affected by the result of the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from proprietary maintenance contracts, the continuing dilutive impact of certain low margin commercial contracts from I-NET and Olsy's lower margin structure, partially offset by the favorable margin impact from the licensing and sale of $4.6 million of intellectual property. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effects can be managed by the continuing implementation of cost reduction, integration and consolidation initiatives.

Product gross margin for the three months ended March 31, 1998 decreased to 20.5%, from 27.5% in the comparable prior year period. Product gross margin for the nine months ended March 31, 1998 decreased to 22.2%, compared to 26.3% for the nine months ended March 31, 1997. This decrease is primarily the result of the decline in proprietary product sales, which have historically higher margins than the margins on resold client-server products, coupled with Olsy's lower margin structure. The Company anticipates that the decline in proprietary product revenues will continue to exert downward pressure on gross margin.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs increased by $1.3 million for the three months ended March 31, 1998, from $0.9 million in the comparable prior year period. Research and development costs were $3.7 million for the nine months ended March 31, 1998, an increase of $0.9 million from the nine months ended March 31, 1997. The Company's modest level of research and development spending is primarily related to continuing support for its proprietary VS products and specialized client server products sold to the U.S. government and to Olsy's support of software technology for the banking industry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended March 31, 1998, increased by $11.2 million, or 13.9%, to $91.5 million. This increase is attributable to the inclusion of Olsy as well as the inclusion of $27.2 million of special charges, and compares to $80.3 million, including $23.1 million of special charges, in the same prior year period.

Selling, general and administrative expenses in the nine months ended March 31, 1998 were $194.5 million, including $27.2 million of special charges, an increase of 6.8% compared to selling, general and administrative expenses of $182.1 million, including $23.1 million for nonrecurring charges, in the same prior year period.

Special charges recorded in Selling, general and administrative expenses in the March 1998 quarter included $10.3 million for advertising branding and positioning initiatives to launch the new combined company, Wang Global, $5.5 million related to reductions in the carrying value of certain assets and $11.4 million for other costs. Special charges of $23.1 million in the March 1997 quarter recorded in Selling, general and administrative expenses included $13.3 million which resulted from the sale of the software business, $8.3 million related to reductions in the carrying value of certain assets and $1.5 million for other costs.

Excluding these special charges, selling, general and administrative expenses would have been $64.3 million, in the three months ended March 31, 1998 compared to $57.2 million in the same prior year period, and would have been 16.0% and 18.1% of revenues, respectively. Selling, general and administrative expenses for the nine months ended March 31, 1998 would have been $167.3 million, compared to $159.0 million in the comparable prior year period, excluding nonrecurring charges. Selling, general and administrative expenses would have been 15.9% of revenues and 17.1% of revenues in the nine months ended March 31, 1998 and 1997, respectively, excluding the special charges.

The overall reduction in selling, general and administrative expenses relative to revenues reflects the results of integration activities initiated in connection with the Company's recent acquisitions, in addition to other cost control activities.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

AMORTIZATION
Amortization of acquired intangible assets totaled $8.5 million in the three months ended March 31, 1998, including $0.2 million for intangible assets established as part of the Olsy acquisition for the fourteen day period, and $1.8 million for the writedown of intangible assets determined to be impaired. During the prior fiscal year, the Company eliminated its remaining fresh-start intangible assets following the sale of its software business unit to Kodak through the recognition of a deferred tax asset attributable to the realization and expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the three months ended March 31, 1997 was $22.7 million, of which $2.2 million relates to the implementation of fresh-start reporting, $6.1 million relates to intangible assets established in connection with business acquisitions and $14.4 million relates to the writedown of acquired intangible assets determined to be impaired. Amortization of acquired intangible assets totaled $21.1 million in the nine months ended March 31, 1998. Amortization of fresh-start and intangible assets in the nine months ended March 31, 1997 was $42.2 million, of which $9.5 million relates to the implementation of fresh-start reporting, $18.3 million relates to intangible assets established in connection with business acquisitions and $14.4 million relates to the writedown of acquired intangible assets determined to be impaired.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES
Acquisition-related charges of $14.0 million in the three and nine months ended March 31, 1998 reflect the costs associated with beginning to combine the operations of the Company and Olsy; charges of $36.0 million in the nine months ended March 31, 1997 primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

Restructuring charges of $9.2 million in the three and nine months ended March 31, 1998 primarily reflect the costs associated with workforce reductions relative to the declining VS revenue stream. There were no restructuring charges recorded in the nine months ended March 31, 1997.

INTEREST INCOME AND EXPENSE
Net interest expense of $3.7 million in the three months ended March 31, 1998 is primarily comprised of $5.6 million of interest expense, including $4.7 million related to the Company's new Revolving Credit Facility with Bankers Trust Company ("BTC") of $500 million, and the previous Revolving Credit Facility with BTC, which was replaced with $225 million from the new facility, and $1.9 million of interest income. This compares to $2.6 million of net interest expense in the same prior year period . Net interest expense of $0.1 million in the nine months ended March 31, 1998 was comprised of $6.6 million of interest income and $6.7 million of interest expense, compared to $4.9 million of net interest expense in the same prior year period, consisting of $8.8 million of interest expense and $3.9 million of interest income. Interest expense in the prior year period principally relates to amounts borrowed under and fees associated with the previous $225 million

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Revolving Credit Facility with BTC. The increase in interest income in the three and nine months ended March 31, 1998, compared to the prior year periods, was primarily due to higher cash balances resulting from the sale of the Company's software business unit to Kodak.

OTHER INCOME AND EXPENSE
Net other expense of $0.1 million was reported in each of the three month periods ended March 31, 1998 and 1997. Net other income of $6.4 million in the nine months ended March 31, 1998 primarily consisted of a $6.5 million gain realized in the first quarter of fiscal 1998 on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts, compared to net other expense of $0.6 million in the same period of the prior year.

INCOME TAXES

The provision for income taxes in the nine months ended March 31, 1998 was $13.4 million, and included $9.7 million of non-cash expense. The benefit for income taxes for the nine months ended March 30, 1997 relates to the utilization of certain foreign net operating loss carryforwards incurred subsequent to the Company's emergence from Chapter 11.

EMPLOYEES
At March 31, 1998, the Company had approximately 21,900 employees.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


LIQUIDITY AND SOURCES OF CAPITAL

Cash and equivalents were $238.7 million at March 31, 1998, a decrease of $3.5 million from June 30, 1997.

Cash used in operations during the nine months ended March 31, 1998 was $0.7 million, and includes $23.7 million generated from Wang operating activities, less $15.8 million used by Olsy during the period subsequent to the acquisition and $8.6 million used for costs associated with prior discontinued operations.

Cash used in investing activities during the nine months ended March 31, 1998 was $15.7 million. $54.3 million was used for capital additions, including $23.8 million for consumable spares and $7.7 million towards the construction of new facilities, offset by $13.9 million of proceeds on asset sales. Net cash acquired in connection with the Olsy acquisition was $36.3 million and consists of $113.3 million acquired less $68.6 million of cash consideration and transaction costs of $8.4 million.

In connection with the acquisition, on March 13, 1998, the Company entered into a multi-currency, revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including $200.0 million for letters of credit. Interest on the borrowings is based on the LIBOR rate plus 0.75% to 1.50%, depending on the Company's leverage ratio. Fees and expenses associated with the new facility amounted to $7.5 million, approximately $3.5 million of which has been charged to interest expense in the March quarter of 1998 associated with that portion of the facility used to replace the existing $225 million facility. The BTC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and indebtedness. In addition to providing financing for the Olsy acquisition, the credit facility will be used for general corporate purposes. As of March 31, 1998, borrowings of $68.6 million and letters of credit aggregating $8.8 million were outstanding under the agreement. The financing is secured by substantially all of the Company's domestic assets and partial pledges of selected international subsidiaries.

Cash provided by financing activities was $17.0 million during the nine months ended March 31, 1998, and consists primarily of net borrowings under the Revolving Credit Facility with BTC of $68.6 million, principal payments in connection with the settlement of the notes to the selling stockholders of I-NET of $47.4 million, cash dividends paid of $10.0 million, less $8.4 million proceeds from stock plans.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that expenditures of as much as $380 million will be required in connection with the integration and rightsizing of the combined company. The $380 million includes approximately $275 million related to organizational redundancies, $75 million related to facilities and $30 million related to systems and other costs. The Company currently estimates that the cash utilization associated with these expenditures will approximate $155 million, $155 million and $70 million in

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)


calendar years 1998, 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000, or an estimated payback averaging approximately eighteen months.

Additionally, the Company has announced that it will spend an additional $12 million for advertising, branding and positioning initiatives to launch the newly combined company, Wang Global, and approximately $12 million for the completion of the construction and fit-up of the Company's new Corporate headquarters in Billerica, Massachusetts. The estimated total cost of the construction activities is $20 million, which approximates the cumulative proceeds, realized or expected to be realized, from the disposition of land and facilities.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its Revolving Credit Facility will be sufficient to meet the Company's operational cash requirements as well as the integration and restructuring initiatives previously discussed, and for pursuing potential investments, acquisitions and other expansion opportunities. As part of furthering its business strategy, the Company explores acquisitions and strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or could involve the issuance of debt or equity securities of the Company.


RISKS AND UNCERTAINTIES

Certain statements in this Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. The Company or its representatives may also make forward looking statements in other written reports filed with the Securities and Exchange Commission ("SEC"), in materials delivered to stockholders, in press releases or in oral statements to security analysts, investors and others. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate and operating and capital requirements. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the SEC and in materials incorporated therein by reference.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing network services and products to customers and clients and to build upon that growth through acquisitions and alliances with other companies. The Company's ability to implement successfully this strategy over the long term, and the ultimate success of this strategy and the achievement of sustained profitable growth is uncertain and subject to a broad range of variables and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts, recruit and retain required skilled personnel or the inability to deliver the required services in a timely and satisfactory manner to customers. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft Corporation, Dell Computer Corporation and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationships with Microsoft and Cisco also includes certain contractual obligations, which, if not satisfied, could allow Microsoft and Cisco, respectively, to terminate all or a portion of the relationships.

     Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other proprietary systems. The Company expects revenues from proprietary sources, including the acquired Bull proprietary product and service revenue streams, to decline at a rate approximating 25% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the decline rate could be highly variable. As the Company's proprietary revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues and gross margins from proprietary sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues and gross margins from proprietary sources will not adversely impact the Company's results of operations or the price of its equity.

     RISKS OF NEWLY ACQUIRED BUSINESSES. In March and April 1998, the Company completed its acquisition of the wholly-owned IT solutions and services business of Olivetti ("Olsy") from the Olivetti Corporation. The transaction more than doubled the revenue and number of employees of the Company. The Company will confront a number of risks as it operates the Olsy business and integrates it with the Company's existing business. As with any significant acquisition or merger, the Company confronts challenges in retaining employees, customer relationships, synchronizing service delivery

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

systems and business processes, and integrating logistics, marketing, and product offerings to achieve greater efficiencies. Moreover, the Company may be unable to implement all anticipated cost savings in the Olsy business. Finally, there can be no assurance that the acquisition of Olsy or any of the Company's other acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of such acquired companies. The Company continues to evaluate such opportunities regularly, and one or more other transactions could occur at any time.

     The transfer of Company shares to Olivetti as part of the purchase price for Olsy increases the risk that the Company's use of its net operating loss may be limited in the future. Federal tax rules impose an annual limitation on the use of a net operating loss when the change of ownership of shares in a corporation exceeds a certain limit. The transfer of Company shares to Olivetti brings the aggregate change of ownership close to, but not in excess of, that stated limit. Other unforeseen changes of ownership may push the aggregate change of ownership over the stated limit. The Company believes that even if the annual limitation on the use of its net operating loss were imposed, such limitation would be of no consequence as the projected annual limitation on the use of a net operating loss exceeds the projected federal taxable income of the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management personnel and technical employees. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly, trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. In particular, the Company's new relationship with Microsoft contemplates that the Company will train a significant number of qualified Microsoft-certified personnel. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

     COMPETITION. The information technology ("IT") services industry, including the network and desktop services markets, is intensely competitive and undergoing continual change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller IT services businesses providers, but which have, been able to develop strong local or regional customer bases. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. The Company may have difficulty implementing the leading edge technology required to services

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

its customers. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services.

     YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would result in an increasing rate of decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company operates legacy systems and applications that contain Year 2000 limitations. Initiatives are underway to replace existing systems and address existing Year 2000 limitations. There can be no assurance that the conversion will be completed in a timely manner.

     In the course of providing complex, integrated solutions to customers, the Company frequently forms alliances with third parties that supply both hardware and software products and services. Future results will in part depend upon the performance and capabilities of these parties, including their ability to deal effectively with the Year 2000 issue. The Company is evaluating the impact of the Year 2000 compliance on its suppliers and is working with its suppliers and customers on resolving Year 2000 compliance issues. Because the Company relies on the cooperation and assistance of its suppliers in addressing Year 2000 matters, there remains a possibility that the Company's reliance on its suppliers could have a material adverse impact on future results.

     POSSIBLE VOLATILITY OF PRICE OF COMMON STOCK. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, non-recurring transactions and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market prices of the stocks of many high technology companies have experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     DEPENDENCE ON GOVERNMENT REVENUE. In both the nine months ended March 31, 1998 and the year ended June 30, 1997, the Company derived approximately 30% of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. The Company expects that a significant portion of the revenue from the newly-acquired Olsy operations will be attributable to the sale of goods and services to governments of other countries and their instrumentalities and agencies. A significant portion of the Company's US government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the government of the United States and other foreign governments and their instrumentalities and agencies, are received under a number of different contracts and from a number of different contracting authorities.

     INTERNATIONAL OPERATIONS. International revenues in recent years have accounted for a substantial portion of the Company's total revenues. As a result of the acquisition of Olsy, the Company expects to derive more than fifty percent of its revenue from affiliates operating in non-US environments. The Company's international operations are subject to all of the risks normally associated with international sales, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange rates, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. The introduction of the Euro may result in changes to business practices throughout Europe affecting pricing, systems and competition. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience losses due to international currency fluctuations. The Company's results of operations could also be affected by economic conditions and changes in foreign countries and by macro-economic changes, including recession and inflation. For example, weakness in some Asian markets may have an adverse impact on the Company's business. In addition, effective intellectual property protection may not be available in every foreign country in which the Company distributes its own and other products and the loss of such protection could have a material adverse effect on the business of the Company.

     NATURE OF CONTRACTS. Some of the Company's contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ materially from such estimates. Additionally, some of the customer relationships in the international arena, particularly those acquired through the Olsy acquisition, are supported by purchase orders in lieu of contracts of a predetermined

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)

duration. Revenues supported by purchase orders are often less predictable and may be jeopardized by the acquisition of Olsy by the Company. Finally, IT outsourcing contracts in particular, often contain provisions that allow for termination for convenience, service level agreement compliance, liquidated damages and penalties and are awarded based on a competitive procurement process. Such contracts often require high expenditures and long lead times with no assurance of success.

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

     AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make other acquisitions and otherwise implement its strategy. The Company has recently entered into a $500 million secured credit facility in conjunction with the completion of the transaction with Olivetti. While the Company believes that the facility provides sufficient capital availability there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

     ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and By-Laws1 and the Delaware General Corporation Law contain certain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests. In addition, the Company has recently adopted a shareholder rights plan which is intended to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders.

                           PART II - OTHER INFORMATION



ITEM 6.    Exhibits and Reports on Form 8-K

     (a)   The following exhibits are included herein:

Exhibit No.                               Description
-----------       --------------------------------------------------------------

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

4.1(24)           Rights Plan

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

10.5(3)           Consulting Agreement of Raymond C. Kurzweil

10.6(5)           Employee Retention Agreement with James J. Hogan

10.7(7)           Stock Incentive Plan, as Amended

10.8(8)           Contingent Severance Compensation, as Amended with Franklyn A.
                  Caine (Employment Agreement)

10.9(8)           Employees' Stock Incentive Plan

10.10(8)          1995 Director Stock Option Plan

Exhibit No.                               Description
-----------       --------------------------------------------------------------

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

10.23(16)         Employment Agreement of Joseph M. Tucci, as Amended

Exhibit No.                               Description
-----------       --------------------------------------------------------------

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

10.39(19)         Non-Qualified Long Term Stock Option Agreement with Jeremiah
                  J. J. Van Vuuren

10.40(19)         Letter Agreement for Special Bonus of Franklyn A. Caine

10.41(19)         Change in Control Severance Agreement, as amended of Franklyn
                  A. Caine

10.42(19)         Letter Agreement for Special Bonus of Albert A. Notini

10.43(19)         Change in Control Severance Agreement, as amended of Albert A.
                  Notini

Exhibit No.                               Description
-----------       --------------------------------------------------------------


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

10.51(20)         Employment Agreement of Jeremiah J. J. Van Vuuren with Wang
                  Laboratories Ireland B.V.

10.52(20)         Employment Agreement of Jeremiah J. J. Van Vuuren

10.53(20)         Change in Control Severance Agreement, as amended of Jeremiah
                  J. J. Van Vuuren


10.54(21)         Form of Change in Control Severance Agreement with Messrs.
                  Buckingham and Brauneis

10.55(22)         Amendment No. 4 to the 1995 Employee Stock Incentive Plan

10.56(22)         Amendment No. 5 to the 1995 Employee Stock Incentive Plan

10.57(22)         Amendment No. 2 to the 1995 Director Stock Option Plan

10.58(22)         Amendment No. 2 to the 1995 Employee Stock Purchase Plan

10.59(22)         Short Term Incentive Plan

10.60(23)         Stock Purchase Agreement and Wang Laboratories, Inc. and Wang
                  Nederlands B.V., Ing. C. Olivetti SpA and certain subsidiaries

10.61(23)         Credit Agreement among Wang Laboratories, Inc., various
                  subsidiary borrowers and Bankers Trust Company and various lending institutions

10.63             Olsy Employees Stock Incentive Plan

Exhibit No.                               Description
-----------       --------------------------------------------------------------

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

(21) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(22) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1997.

(23) Filed as an Exhibit to the Registrant's Current Report on Form 8-k dated March 17, 1998.

(24) Filed as an Exhibit to the Registrant's Current Report on Form 8-k dated May 15, 1998.


(b) During the quarter ended March 31, 1998 , the Registrant filed a Current Report on Form 8-K, dated March 2, 1998 containing the press release announcing the transaction regarding Olsy SpA and a Current Report on Form 8-k dated March 17, 1998 containing the press release announcing the completion of the Olsy transaction, the Stock Purchase Agreement among Wang Laboratories, Inc., Wang Nederland B.V., Ing. C. Olivetti & C. S.p.A. Olivetti Sistemas e Servicios Limitada and Olivetti do Brasil S.A. and a Credit Agreement among Wang Laboratories, Inc., various subsidiary borrowers, and Bankers Trust Company and various lending institutions.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: May 15, 1998



                                        WANG LABORATORIES, INC.


                                        /s/ Franklyn A. Caine
                                        ----------------------------------------
                                        Franklyn A. Caine,
                                        Executive Vice President and
                                        Chief Financial Officer