Form 10-K405
period 1998-06-30
WANG LABORATORIES INC
filed 1998-09-28
CIK 104519

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---    Act of 1934


                     For the Fiscal Year ended June 30, 1998


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No
                          ---      ---


      On August 31, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $568,769,009 based on the closing price of Common Stock on the Nasdaq National Market on August 31, 1998 and assuming a market value of $50.00 per share for the Depositary Shares (each representing a 1/20 interest in a share of the 6 1/2% Cumulative Convertible Preferred Stock) and assuming a market value of $1,000.00 per share for the 4 1/2% Series A Cumulative Convertible Preferred Stock.

      The number of shares outstanding of Common Stock outstanding as of August 31, 1998 was 46,189,773.

                                     PART I

ITEM 1. BUSINESS

     Wang Laboratories, Inc., a Delaware corporation (together with its subsidiaries, "Wang" or the "Company"), provides information technology ("IT") services and solutions, including network and desktop design, integration, security and management, help desk, maintenance, resale and installation of IT and communications equipment, warranty support, procurement, electronic commerce and customer contact solutions for financial services institutions. The Company provides these services and solutions to customers on six continents and in major markets around the world. The Company's customers include banking and other financial institutions, insurance companies, governments and their affiliates, including the Governments of the United States, Italy, and the European Commission, and commercial enterprises in the retail, oil and gas and telecommunications sectors. The Company offers these services and solutions to enhance the ability of its customers to operate efficiently and more profitably through common operating environments ("COEs"), specialized solutions and the Internet. The Company has approximately 21,000 employees in 90 countries of which approximately 16,000 are technical.

     The Company is focused on the network and desktop integration and consulting, network management and multi-vendor services elements of the IT services industry in which the Company enjoys substantial technological expertise and global presence and which, in the Company's judgment, offer significant growth and market opportunities. The Company intends, by internal development and acquisition, to expand its position as a worldwide provider of value-added network design and integration, network management solutions, and network and desktop support services. The Company also intends to broaden its customer contact solutions for the financial services industry and broaden its electronic commerce capabilities to the financial, retail and telecom industries and the public sector. The Company will continue to service the needs of its traditional VS minicomputer customers by offering upgrade products, service and open system coexistence and migration products.

     In March 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Ing. C. Olivetti & Co. S.p.A. ("Olivetti"). Olsy is a provider of IT solutions and services to the Italian, European and other global markets. Olsy's primary geographical markets outside Italy are U.K., Netherlands, France, Belgium, North America and Japan. Olsy delivers solutions and services based on open computing standards, distributed client server architectures and network infrastructures to customers, principally in the banking, public authority, utility and retail sectors. The solutions range from the development of the initial computing environment to systems integration and include analysis, design, validation, procurement and production through to delivery and roll out of complete solutions. The services provided by Olsy include hardware, software and network maintenance and support, on-site support of distributed desktop computing environments and consultancy. The Company also acquired a 19.9% interest in Olivetti Ricerca, the Italian consortium supplying research and development services to both the IT and telecom sectors. In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; issued 8,750,000 shares of Common Stock (of which 1,500,000 are to be delivered subject to approval by the stockholders at the Company's 1998 Annual Meeting of Stockholders) with a value of $146.8 million at the time of closing; issued 5,000,000 stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's Common Stock above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election; and agreed to pay an additional amount of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 and 1999.

     Wang and Microsoft Corporation entered into a worldwide multi-year technical, service and marketing alliance in 1995 pursuant to which Wang continues to be an authorized provider of end-user support services for Microsoft products. As one of Microsoft's Authorized Support Centers, Wang provides end-user support and training for Microsoft products. This support includes on-site system and integration design and installation, consulting, network integration, migration support, and end-user help desk services. As part of this agreement, Microsoft purchased $90.0 million face amount of 4-1/2% Series A Cumulative Convertible Preferred Stock of Wang due in 2002 (the "4-1/2% Preferred Stock") for $84.0 million. On March 23, 1998, the Company and Microsoft announced an expansion of their strategic alliance. The Company will significantly extend its services capacity by training and certifying 2,500 professionals as Microsoft Certified Systems Engineers and Microsoft Certified Solution Developers. In addition, the Company will open two customer demonstration facilities which are Microsoft Centers of Excellence, one in Billerica, Massachusetts and one in Milan, Italy.

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

     The Company is the successor to Wang Laboratories, Inc., a Massachusetts corporation founded in 1955, which implemented a reorganization plan under Chapter 11 of the U.S. Bankruptcy Code that was approved by the bankruptcy court on September 20, 1993 (the "Reorganization Plan"). The predecessor company had filed for reorganization in August 1992. The Reorganization Plan was consummated on December 16, 1993, at which time the reorganized company was reincorporated as a Delaware corporation. On May 12, 1998, the court issued an order (i) authorizing the final distribution of the remaining shares to holders, and (ii) closing the Chapter 11 case. The Company does business under the trade-name "Wang Global" and expects to change its legal name to "Wang Global Corporation" upon approval of the Company's stockholders at the Company's 1998 Annual Meeting on November 24, 1998.

INDUSTRY BACKGROUND

     OPEN SYSTEMS TECHNOLOGY. The Company built its success in the 1980s largely on its line of VS minicomputers with a proprietary operating system running office software applications. However, the computer and information technology industry moved from primarily proprietary hardware systems and software products to an emphasis on "open" systems, and more recently, COEs, and common support environments ("CSEs"), which are designed around a technology blueprint with standard products from industry-leading companies. This transition allows customers to buy hardware, software and services from a variety of vendors, to combine components into one integrated system and to more effectively manage their network computing environment.

     Until recent years, the personal computer was the primary open system in the marketplace. Today, however, open system technology is available on a range of higher performance processors, which are being used as servers to support networks of personal computers. The availability of open systems, COEs and CSEs, which provide customers with increased flexibility in addressing their productivity requirements, dramatically reduced the opportunity for sales of hardware and software systems based on proprietary technologies.

     At the same time, the use of open systems has increased the complexity of deploying computer networks and information technology systems. Open systems can involve multiple interconnections and interfaces. Such complexity has led to opportunities for companies that are able to offer cost-effective sophisticated computer services to manage the open systems technology and design and deploy COEs and CSEs, and thereby, help customers manage the to cost of ownership of the network computing environment.

     The complexity of the network computing environment has been compounded by the advent of and increasing demand for inexpensive "thin-client" applications connected to servers across networks of all types, particularly the Internet. The Company believes that the concentration of component-based applications at the server level and the use of the Internet will result in a demand for high quality services to integrate and install this new class of applications. In addition, increasing sales and other commercial activity (electronic commerce) over Internet Protocol-based ("IP-based") networks will increase both network traffic and the sophistication of web-based computing.

     CLIENT/SERVER SYSTEMS. Concurrent with the adoption of open systems solutions, an increasing number of computer users have moved to a client/server architecture, which enables an organization to realize both the convenience of desktop systems and the power of shared processing. As users exploit the benefits of open systems, many conclude that by linking multiple personal computers (i.e., clients) and servers into client/server systems, they can achieve the functionality of traditional minicomputers or mainframes at a lower initial cost. Client/server applications combine the power and ease of use of the client with the price/performance of the server. Users of client/server systems often find that such systems are also easier to use and have added functionality, such as decision-support capabilities, graphical applications and imaging.

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

     INDUSTRY SOLUTIONS. The financial services, retail and telecom industries are seeking solutions for customer contact, electronic commerce, work management, smart card and point of sale ("POS") applications in order to more effectively service their customers. In the Company's judgment, solutions which focus on the development, customization and deployment of innovative delivery solutions will become increasingly important. The Company believes that the evolution of business in the telecom, retail and banking industries as well as the public sector requires an architectural vision which leverages advanced technologies like Microsoft products that enable a provider to deliver integrated solutions across all delivery channels sharing infrastructure and application components. The creation, roll-out and support of these new solutions require an intimate understanding of the industry and the customer's business and a dedication to high quality service.

     The Company believes that the ongoing change from centralized to network and desktop and IP-based computing and the design and implementation of industry solutions remains a major challenge across all sectors of industry and government. The market drivers, including financial services and telecommunication deregulation, the growth of the Internet and electronic commerce and the growth of collaborative and remote computing, are resulting in significant investments in information technology. These investments in turn have increased the demand for network and desktop services and integrated solutions which are the Company's core competencies.

BUSINESS STRATEGY

Wang's business strategy is:

     - to continue to build a global IT services and solutions business which provides network and desktop design, integration, security and management, help desk, maintenance, resale and installation of IT and communications equipment, warranty support, procurement, infrastructure support for and integration of electronic commerce and customer contact solutions for financial services institutions.

     - to continue to sell and provide support for multi-vendor products with an emphasis on deploying COEs and CSEs.

     - to continue to provide support for current VS, GCOS and Olsy customers and offer upgrades and interoperability options for such customers.

     The Company is taking advantage of the opportunities created by recent developments in the IT industry by focusing on particular areas in which it has the technological, professional and marketing expertise to offer customer contact and other industry solutions and network based services, including network and desktop design, integration, security and management, help desk, maintenance, resale and installation of IT and communications equipment, warranty support, procurement, infrastructure support for electronic commerce and customer contact solutions for financial services institutions, that will permit its customers and clients to increase the performance and reliability of their computing networks. In addition, the Company will continue to support its base of existing VS and GCOS customers in maintaining and enhancing their systems or in transitioning their systems to the open client/server model of computing. The key elements of this business strategy are as follows:

     -- FOCUS ON NETWORK AND DESKTOP COMPUTER SERVICES AND SOLUTIONS. Wang offers a comprehensive range of network and desktop services and solutions on a worldwide basis, including infrastructure support for and integration of financial services delivery channel solutions and electronic commerce solutions. At the desktop, the Company offers services including product procurement and computer maintenance and warranty support, help desk and desktop administration (including moves, adds, changes and upgrades). Network services include LAN and WAN design, implementation and administration, as well as the associated applications for LANs, WANs and internet/intranet configurations. In addition the Company offers enhanced and cost effective service delivery and remote network management through its Enterprise Service Centers in Houston, London and Sydney. The company's solutions offerings include electronic commerce, work management, petrol/convenience store, smart card and POS applications as well other integrated solutions. These services and solutions are offered individually or as a suite of service/solution offerings. By offering customers a full suite of services and solutions for the desktop through the WAN, the Company believes that it can offer customers an attractive comprehensive arrangement for providing desktop and network products and services.

     -- COMPLEMENT INTERNAL GROWTH WITH STRATEGIC ACQUISITIONS AND ALLIANCES. The Company believes that opportunities exist to extend and enhance its current line of business and distribution capabilities through investments in or acquisitions of businesses which are either synergistic with or extend the Company's offerings such as the Olsy, API, I-NET, Dataserv, BISS and Bull acquisitions or the creation of key strategic alliances. Such acquisitions or alliances would complement the Company's existing core competencies, leverage its existing strengths, such as its customer services and solutions business, and enhance cost efficiencies across the entire organization. The Company's management intends to continue to analyze additional acquisition opportunities and opportunities to form additional strategic alliances and to pursue those opportunities that further its overall business strategy. The Company evaluates such transactions from time to time, and one or more such transactions could occur at any time.

PRINCIPAL PRODUCTS AND SERVICES

     Wang provides information technology ("IT") services and solutions, including network and desktop design, integration, security and management, help desk, maintenance, resale and installation of IT and communications equipment, infrastructure support for and integration of electronic commerce solutions, warranty support, procurement, and customer contact solutions for financial services institutions.

Network and Desktop Design, Installation and Support. Wang has a long history of providing office automation and systems integration services, including the design, project management, application design, installation, ongoing support and administration of a network or interconnected networks. Additionally, the Company is a leading independent provider of network integration, security and management, installation, training and other value-added services to customers worldwide. With the acquisition and integration of Olsy, API, I-NET, and BISS, Wang believes that it now has the resources and capabilities to provide a full range of services and solutions at the desktop, including product sourcing, as well as at the LAN and WAN level for network computing,, throughout the world.

     Wang focuses on assisting customers in maximizing the effectiveness of their organizations by using client/server technologies. Wang has on a global basis deployed NT, Exchange and SMS migrations for over 800,000 seats. Through a number of relationships with major technology providers, including, IBM, Dell, Hewlett Packard, Novell, Packard Bell and Compaq Wang offers customers leading hardware and software on a "one-stop" basis. The Company has extensive LAN and office network design and implementation expertise and designs and manages the installation, maintenance and administration of complex, heterogeneous, multi-site interconnected office and branch networks. Additionally, the Company provides specialty services and solutions to its desktop customers, offering both local or remote help desk support for hardware and software as well as COE and CSE computer infrastructure solutions.

     Wang built upon its strength in the network integration business through the acquisition of BISS. At the time of acquisition, BISS, a United Kingdom company, was a leading independent network integrator in the United Kingdom. BISS specializes in the design, implementation and support of network computing solutions. Through the integration of BISS with the Company's existing network integrating operations in the United Kingdom and Ireland, Wang is focusing on developing network infrastructure solutions, including LAN and wide area network interconnection, client/server architecture and network management solutions.

     Wang added substantially to its networking expertise and market position by acquiring I-NET and API. The Company believes that I-NET possessed excellent LAN and WAN design, implementation and operations skills, and provided services that include enterprise network integration and operations, network management, LAN and WAN communications, document management services and IT outsourcing. I-NET's particular strength with agencies in the U.S. Government complemented Wang's existing federal business. With the addition of API, which possesses Microsoft expertise, Wang strengthened its ability to provide complex services, including network architecture and design installation. The Company believes that as a result of the combination of Wang, I-NET, BISS and API, the Company is positioned as a leading provider of IT services including computer networking and outsourcing services.

     The Company acquisition of Olsy, the Company expanded its presence in key European and Asian markets and increased its global capability for providing clients with global IT solutions and services in 130 countries. The combined company under the name Wang Global will implement its networked technology solutions and network services strategy on a global scale, leveraging the long-term business relationships of both the Company and Olsy, including Olsy's customers in banking and other vertical markets. Customers will also benefit from the combined organization's relationships with major software and hardware providers, including present strategic partners Microsoft and Cisco Systems.

     Wang Government Services, Inc., a wholly-owned Wang subsidiary formerly known as Wang Federal, Inc., is a leading provider of systems integration products and services to the United States federal government and to state and local governments. Wang Government Services has a long history of delivering to United States government departments and agencies a wide range of information technology products and services, from large centralized systems to distributed information networks. It is involved with numerous civilian and military organizations in developing, installing and maintaining their mission critical systems. Major customers of Wang Government Services include the NASA, Department of Defense and each of the military services; the Department of State; the General Services Administration; and the Department of Commerce and Transportation. The Company's offerings to the U.S. Government include security Tempest products developed by Wang in compliance with stringent regulations. Through the acquisition of Olsy Wang has become a leading provider of IT products and network and desktop integration services to government agencies and other public authorities in the European Community. Wang currently provides services to more than 90 major government and public authority customers in 11 countries.

     Warranty Support and Procurement. In addition to its networking and integration services, the Company sells and supports third-party hardware and software products, provides maintenance services to the Company's VS customers and for the Bull GCOS customers and installs and supports products developed by a number of other manufacturers.

     The Company offers a full range of services and support for major information technology manufacturers and suppliers in the client/server marketplace. The Company provides on-site and logistics and distribution services for numerous server/desktop systems and peripherals manufacturers (Dell, Canon, NEC, Packard Bell, Motorola, Bull and Siemens) and manufacturers of networking products (Cisco and Novell), help desk services and/or professional services (NEC, Packard Bell, GE Capital and Hughes Network Systems). Through the acquisition of Dataserv in 1996, the Company increased its business in the provision of support service and maintenance for POS retail scanners and register. In addition, the Company offers end user service and support on more than 3,500 third party products from more than 350 manufacturers through its worldwide network of customer engineers, telephone support centers and logistics operations. In particular, the expanded Wang-Microsoft alliance announced in March 1998 and the acquisition of API expanded Wang's role as an authorized provider of end-user support services for Microsoft products. This support includes on-site architectural and system network design and installation consulting, network integration and migration support. The Company employs approximately 16,000 technical professionals worldwide, and offers support through subsidiaries and affiliates from approximately 130 countries throughout the world.

     A source of the Company's revenue continues to be derived from the servicing, upgrading and enhancement of its installed base of its VS and GCOS systems as well as support for certain Automated Teller Machines ("ATMs") and other cash dispensing machines. The Company's support for its VS line not only allows customers to continue to benefit from their VS investments, but also facilitates their transition to open systems and COEs. The Company has addressed the calendar year 2000 issue (the inability of software to properly recognize dates after the year 1999) by announcing products such as hardware platforms and operating systems software releases together with inventory, assessment and remediation services, to enable VS customers to continue their deployment of VS systems after the year 2000. Wang maintains an electronic gateway between Microsoft's Exchange communication server product and Wang's VS Office, the Company's internally developed electronic mail system. This allows the large installed base of VS Office to coexist with Microsoft Mail and Exchange. Wang provides service and support on an exclusive basis to users of Bull GCOS platforms in the United States (including the United States government), Canada, Mexico and Australia. In addition, the Company sells and services ATMs, banking Kiosks and other banking-related peripherals developed by its affiliates and third parties including Olivetti. The Company supports a strategy of transition from existing proprietary systems to client/server applications for its VS and GCOS customers by offering upgrade software, service and open system coexistence and migration software. The Company expects that due to a general move toward client-server solutions and COEs, the Company expects the revenues from servicing and enhancing its installed base of VS systems and Bull GCOS platforms, will continue to decline at a rate of approximately 25-30% per year over the next several years. From one period to the next, the decline rate could be highly variable.

Customer Contact Solutions For Financial Services Institutions; Electronic Commerce Solutions. With the acquisition of Olsy, the Company has increased its ability to provide customer contact solutions for the financial services industry and cross-industry solutions for the retail and telecom industries and the public authority sector. These include solutions for Internet electronic commerce, work management, petrol/convenience store and smart-card applications. The Company's solutions for the financial services industry include Branch Automation, Travel Staff, Self-service (ATMs and Kiosks), Phone and Postal, Electronic Banking and Smart Card solutions. In providing industry solutions for these delivery channels, the Company has leveraged Microsoft technologies that enable Wang to provide integrated solutions across all delivery channels sharing infrastructure and applications components. Wang Global has more than 30 years of experience in branch banking automation and existing business relationships with 1 in 3 of the world's 100 largest banks.

MARKETING

    The Company sells its services offerings predominantly through its direct sales effort to both end-user customers, including governmental agencies as well as large Original Equipment Manufacturers. The Company markets its products and services in the United States through its nationwide sales and customer service offices. At June 30, 1998, United States operations included approximately 480 sales, sales support and sales administration personnel and approximately 6,830 people in its service and support organization (compared to approximately 330 and 5,450 respectively, at June 30, 1997).

    The Company's products and services are marketed and serviced in Canada, Europe, Latin America, Asia and the South Pacific regions through subsidiaries that generally are wholly-owned. At June 30, 1998, these subsidiaries employed approximately 1,540 sales, sales support and administrative personnel and approximately 8,950 service personnel (compared to approximately 190 and 1,600, respectively, at June 30, 1997). The Company reaches customers directly in 44 countries and indirectly through independent distributors in approximately 90 additional countries.

BACKLOG

    A majority of the Company's revenues are derived from services and solutions and products stocked for immediate delivery, meaning that a relatively small number of product orders are unfulfilled at any time. In addition, customers generally have the ability to change, reschedule or cancel orders prior to shipment without penalty. Accordingly, the Company believes that backlog information is neither necessarily indicative of future sales levels nor material to an understanding of the Company's business.

CUSTOMERS

    The Company's customers include commercial customers, businesses, institutions and public authorities of varying sizes around the world. The Company's sales, marketing and professional services groups focus on customers with network and desktop productivity needs in selected markets. The United States government, together with its various agencies, is a significant customer of the Company, and provided revenues to the Company of approximately $383 million in fiscal 1998, $385 million in fiscal 1997 and $228 million in fiscal 1996, which represented approximately 20%, 30%, and 22% of consolidated revenues, respectively, in each of those periods. No other customer accounted for more than 10% of the Company's consolidated revenues in any of those periods.

COMPETITION

    Competition is vigorous in all parts of the worldwide market for network computing services and solutions. The Company's competitors are numerous and vary widely in size and resources. Some have substantially greater resources, stronger reference accounts, larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. In other areas, systems integrators, consulting organizations and telecommunications companies are significant competitors. The Company competes primarily on the basis of service delivery quality, the ability to offer a range of services and solutions at a competitive price, and the geographic breadth and scope of its service and support organizations.

RESEARCH AND DEVELOPMENT

     The Company has a research and development program that is primarily focused on continuing support of its VS customers, specialized client-server products sold to the United States Government, integration of service delivery technologies and Olsy's support of software technology for the banking industry. The Company's research and development expenses for fiscal 1998 were $11.8 million. In fiscal 1997, the Company spent $3.7 million on research and development in support of its continuing operations. Approximately $5.0 million was spent in fiscal 1996 in the same operations. These figures include direct labor costs and some allowances for material and overhead expenses. The increase in 1998 was due primarily to the acquisition of the Olsy operations.

PATENTS, TRADEMARKS AND LICENSES

     The Company owns a number of patents and patent applications, both in the United States and in various foreign countries. The size of the patent portfolio may vary over time, either because certain patents may become abandoned if they no longer are of significant value to the Company, or because new patents may be added if research and development activities yield inventions of particular value, or because patents may be sold pursuant to an ongoing sales program. In addition, the Company receives license royalties from some of these patents and has cross-licensed some of these patents to other companies, in return for receiving usage rights under the other companies' patents and patent applications. The Company also owns certain copyrights, trademarks, trade secret and other proprietary information used in the conduct of its business operations. The Company has taken, and will continue to take, measures to enforce its intellectual property rights when it deems such action appropriate. The results of such enforcement measures and future awards or royalties, if any, related thereto cannot be predicted with any certainty at this time, but, if successful, one or more of these actions could result in a significant recovery for or other relief granted the Company.

     The Company licenses certain other intellectual property from others for amounts that are not material to the Company's business as a whole. In the event that products, services or internal business operations of the Company may be covered in whole or in part by intellectual property rights owned by others, the Company may find it necessary or desirable to obtain one or more additional licenses.

     Certain software licensed from third parties is important to the internal business operations and to certain services provided by the Company. Where applicable, such software is typically licensed to other parties on reasonable terms and conditions. The Company does not anticipate any difficulty in maintaining its licenses on such terms. The Company believes it will continue to maintain adequate software license rights for the conduct of its business.

MANUFACTURING

     At June 30, 1998, the Company employed approximately 194 personnel in its manufacturing and related distribution operations (compared to approximately 125 at June 30, 1997). The continuing decline in demand for the Company's proprietary computer hardware products, the decision to discontinue the manufacture of PCs, increased reliance on third-party manufacturing sources and contract fabricators of subassemblies and components, and increasing reliance on direct shipment by suppliers to the Company's customers have allowed the Company to scale back its own manufacturing operations. However, this decline was offset by the Company's acquisition of Olsy and the related increase in its manufacturing operations related to ATMs, banking kiosks and other cash dispensing equipment.

    The Company is experiencing no substantial difficulties in obtaining necessary components, subassemblies and products, although delays have been experienced from time to time due to temporary shortages of certain components. Except in the case of some banking peripherals, the Company maintains multiple sources of supply for most items. In the case of certain proprietary ATMs, cash dispenser units and other component parts for banking peripherals, the Company relies on a single source supplier. In either case, the Company believes that alternative sources could be developed for most existing single sources of supply, if required.

ENVIRONMENTAL COMPLIANCE

     The Company does not believe that compliance with federal, state and local laws and regulations that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

     At June 30, 1998, the Company employed approximately 21,000 people in its worldwide operations, compared to approximately

9,300 at June 30, 1997. The Company has not experienced any sustained, material strikes or work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     At June 30, 1998, the Company owned and leased a total of 8.4 million square feet of building space around the world, approximately 0.4 million square feet of which is leased out. In the U.S. the Company utilizes 1.7 million square feet of which approximately 0.5 million is used for administration, customer services and training, 0.5 million is used for field sales and service offices including regional administration and training operations and 0.7 million is used for distribution warehousing, manufacturing and associated administrative operations. Internationally, the Company owns and leases approximately 6.7 million square feet of which approximately 5.7 million is used for subsidiaries' administrative sales and service operations and approximately 1.0 million is used for distribution warehousing, manufacturing and associated administrative operations.

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

     The Company is completing construction of a new 150,000 square foot corporate headquarters in Billerica, Massachusetts which is scheduled for occupancy in the Fall of 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Chapter 11 proceedings were initiated by the predecessor corporation on August 18, 1992, and on September 30, 1993 a formal confirmation order with respect to the Company's Reorganization Plan became effective. On December 16, 1993, the Company was reincorporated as a Delaware corporation. The new corporation issued 30,000,000 shares of the new Common Stock to a Disbursing Agent (American Stock Transfer & Trust Company) for distribution to holders of allowed general unsecured claims in the Chapter 11 case. All shares of capital stock (Class B and Class C Common Stock) of the predecessor Massachusetts corporation were cancelled. Under the Reorganization Plan, 7,500,000 warrants, each to purchase one share of new Common Stock at $21.45 per share, are available to be issued to the record stockholders of the former Massachusetts corporation and the holders of certain securities claims. The warrant distribution began in March 1995 and to date 7,197,980 warrants have been issued. Holders of stock in the predecessor corporation have until December 16, 1998, to redeem such stock for warrants. On May 12, 1998, the Court issued an order (1) authorizing the final distribution of the remaining shares to holders; and (2) closing the Chapter 11 case. The final distribution of the shares has been completed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended June 30, 1998.

     The following table sets forth the names, ages as of August 31, 1998 and positions of all executive officers of the Company:

                                                                              OFFICER
           NAME                 POSITION(S)                             AGE    SINCE
           ----                 -----------                             ---   -------

Joseph M. Tucci             Chairman of the Board,                      51     1990
                            President and Chief Executive Officer

Jose Ofman                  President and Chief Operating               55     1997
                            Officer, Americas

Jeremiah J.J. van Vuuren    President and Chief Operating               55     1993
                            Officer, International

Donald P. Casey             Chief Technology Officer and President,     52     1991
                            U.S. Services

Franklyn A. Caine           Executive Vice President                    48     1994
                            and Chief Financial Officer

Paul F. Brauneis            Vice President and Controller               53     1997

Richard L. Buckingham       Vice President and Treasurer                52     1990

Lucy A. Flynn               Senior Vice President                       45     1996
                            Corporate/Marketing Communications

David I. Goulden            Senior Vice President                       39     1994
                            Marketing and Business Development

James J. Hogan              Senior Vice President                       56     1990
                            President, Wang Government Services

Albert A. Notini            Senior Vice President, Law and              41     1994
                            Human Resources, General Counsel
                            and Secretary

Mr. Tucci joined the Company in August 1990 as Executive Vice President, Operations, was elected President and Chief Executive Officer in January 1993, and Chairman of the Board and was reaffirmed as President in 1998.

Mr. Ofman Joined the Company in March, 1997 as President and Chief Operating Officer, Americas. Prior to that, he held several senior positions at Electronic Data Systems Co., an information technology services company, the most recent of which was Corporate Vice President and Group Executive.

Mr. van Vuuren joined the Company in September 1993 as General Manager, Europe, Africa and the Middle East and Senior Vice President of the Company. He served as President of the Company's International Business from July 1994 until March 1997 and has been President and Chief Operating Officer, International since that time. Previously, he served as Vice President of marketing operations for Europe, Africa and the Middle East from 1986 to 1989 for Unisys Corporation, a computer manufacturer, and was appointed Vice President and Group Manager Europe in 1990.

Mr. Casey joined the Company as Executive Vice President and Chief Development Officer in September 1991, and was elected President and Chief Technology Officer in January 1993 and President, U.S. Services in 1998. He served as President of the Software Business until December 1995 and since then as Chief Technology Officer. He had served as Vice President, Networking and Communications at Apple Computer Inc., a personal computer company, from 1988 to 1990, and as Vice President, Spreadsheet Division at Lotus Development Corporation, a software company, from 1990 to 1991.

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

Mr. Brauneis joined the Company in August 1997 as Vice President and Controller. He had served from 1995 to 1997 as Vice President and Corporate Controller of BBN Corporation, an internet services and network management company. From 1993 to 1995 he was Vice President and Chief Financial Officer at Softkey International, a consumer software products company. Prior to that he spent 12 years at M/A Com, Inc., an electronic equipment manufacturer, most recently as Vice President, Finance.

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

Mr. Notini joined the Company in February 1994 as Senior Vice President, General Counsel and Secretary and is responsible for all of the Company's legal, real estate, human resources and intellectual property matters. Previously, he had served as a Senior Partner from 1992 to 1994 and a Junior Partner from 1989 to 1992 at the Boston law firm of Hale and Dorr, LLP, which he joined in 1984.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "WANG."

    The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market during fiscal years 1997 and 1998.

    QUARTER ENDED                   HIGH           LOW
    -------------                ---------       -------

    September 30, 1996           $20 1/8         $15 3/8

    December 31, 1996            $24 1/16        $18 7/8

    March 31, 1997               $23 3/4         $17 1/4

    June 30, 1997                $21 1/2         $16

    September 30, 1997           $23 1/8         $18 5/8

    December 31, 1997            $24 13/16       $19 1/8

    March 31, 1998               $31 5/8         $21 3/8

    June 30, 1998                $32 1/4         $21

     The number of stockholders of record on August 31, 1998 was approximately 12,400.

     The Company has paid no cash dividends on the Common Stock since its original issuance in December 1993. Its predecessor Massachusetts corporation had not paid any dividends on its capital stock for several years. The Company currently intends to retain any earnings for future growth, and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Moreover, the Company's $500,000,000 credit facility with Bankers Trust Company and certain other financial institutions prohibits the payment of cash dividends other than regularly scheduled dividends to the holders of the Company's 6-1/2% Preferred Stock and 4-1/2% Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

     See EXHIBIT A attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See EXHIBIT B attached hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See EXHIBIT B attached hereto

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See EXHIBIT C attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 24, 1998 (the "1998 Proxy Statement") in the sections "Election of Directors - Directors of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is contained in the 1998 Proxy Statement in the sections "Election of Directors - Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "- Employment Contracts and Change-in-Control Arrangements," which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 1998 Proxy Statement in the section "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the 1998 Proxy Statement in the section "Election of Directors - Certain Transactions," which section is incorporated herein by reference.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements.

         1. The following documents are filed as Exhibit C hereto and are included as part of this Annual Report on Form 10-K.

              Financial Statements:

              Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1997 and 1996.

              Consolidated Balance Sheets as of June 30, 1998 and 1997.

              Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997 and 1996.

              Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1998, 1997 and 1996.

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

     (b) During the quarter ended June 30, 1998, the Registrant filed a Current Report on Form 8-K dated May 15, 1998 regarding the Registrants Rights Agreement and a Current Report on Form 8-K/A, dated June 1, 1998 containing Combined Consolidated Financial Statements and Pro Forma Combined Condensed Financial Statements for the Olsy transaction pursuant to the Stock Purchase Agreement among Wang Laboratories, Inc., Wang Nederland B.V., Ing. C. Olivetti & C. S.p.A. Olivetti Sistemas e Servicios Limitada and Olivetti do Brasil S.A.

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

3.2(8)        Certificate of Incorporation, as Amended

3.3(10) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(25) Certificate of Stock Designation with respect to the Series C Junior Participating Preferred Stock

3.7(13)       By-Laws of the Registrant

4.1(23)       Rights Agreement

10.1(3)       1993 Directors' Stock Option Plan

10.2(4)       Form of Contingent Severance Compensation Agreements with Donald
              P. Casey, J.J. Van Vuuren, Albert A. Notini, David I. Goulden, and James J. Hogan, each an executive officer of the Company

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

10.7(7)       Stock Incentive Plan, as Amended

10.8(8) Contingent Severance Compensation, as Amended with Franklyn A. Caine (Employment Agreement)

10.9(8)       Employees' Stock Incentive Plan

10.10(8)      1995 Director Stock Option Plan

10.11(9)      Employment Agreement with Donald P. Casey, as Amended

10.12(10)     Form of Amendment to Contingent Severance Compensation Agreements
              with Joseph M. Tucci, Donald P. Casey, Albert A. Notini, David I.
              Goulden, James J. Hogan, and Franklyn A. Caine, each an executive officer of the Company

10.13(11)     1994 Employees' Stock Incentive Plan, as Amended

10.14(11)     Form of Amendment to Employment Letter Agreement for David I.
              Goulden, Albert A. Notini and Franklyn A. Caine

Exhibit No.   Description
-----------   -----------

10.15(12)     Form of Non-Qualified Long Term Incentive Option to Purchase
              Shares of Common Stock for Messrs. Tucci, Caine, Casey, Goulden,
              Hogan, Notini, and Van Vuuren

10.16(12)     Registration Rights Agreement 6 1/2% Cumulative Convertible
              Preferred Stock

10.17(14)     Employment Agreement of Lucy A. Flynn

10.18(15)     1995 Employees' Stock Purchase Plan, as Amended

10.19(15)     Employees' Stock Incentive Plan, as Amended

10.20(1)      1995 Director Stock Option Plan, as Amended

10.21(16)     Asset Purchase Agreement, as amended, with respect to the
              Registrant's sale of its software business unit to Eastman Kodak
              Company

10.22(17)     Amended and Restated Employment Agreement of Joseph M. Tucci

10.23(17)     Restricted Stock Agreement of Joseph M. Tucci

10.24(17)     Non-Qualified Long Term Incentive Stock Option Agreement of Joseph
              M. Tucci

10.25(17)     Second Amendment to the Change in Control Severance Agreement of
              Joseph M. Tucci

10.26(17)     Form of Non-Qualified Long Term Incentive Stock Option Agreement
              with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.27(17)     Form of Restricted Stock Agreement with Messrs. Caine, Goulden and
              Notini, each an executive officer of the Registrant

10.28(17)     Letter Agreement of Employment of Jose Ofman

10.29(17)     Amendment Number 1 to Letter Agreement of Employment of Jose Ofman

10.30(17)     Non-Qualified Long Term Stock Option Agreement with Jeremiah J. J.
              Van Vuuren

10.31(17)     Letter Agreement for Special Bonus of Franklyn A. Caine

10.32(17)     Change in Control Severance Agreement, as amended of Franklyn A.
              Caine

10.33(17)     Letter Agreement for Special Bonus of Albert A. Notini

10.34(17)     Change in Control Severance Agreement, as amended of Albert A.
              Notini

10.35(17)     Letter Agreement for Special Bonus of David I. Goulden

10.36(17)     Change in Control Severance Agreement, as amended of David I.
              Goulden

10.37(17)     Amendment Number 1 to the 1993 Directors' Stock Option Plan

10.38(17)     Amendment Number 2 to the Stock Incentive Plan

10.39(17)     Amendment Number 3 to the Employees' Stock Incentive Plan

Exhibit No.   Description
-----------   -----------

10.40(18)     Restricted Stock Agreement of Jeremiah J. J. Van Vuuren with
              Registrant

10.41(18)     Employment Agreement of Jeremiah J. J. Van Vuuren with Wang
              Laboratories Ireland B.V.

10.42(18)     Employment Agreement of Jeremiah J. J. Van Vuuren

10.43(18)     Change in Control Severance Agreement, as amended of Jeremiah J.
              J. Van Vuuren

10.44(19)     Form of Change in Control Severance Agreement with Messrs.
              Buckingham and Brauneis

10.45(20)     Amendment No. 4 to the 1995 Employee Stock Incentive Plan

10.46(20)     Amendment No. 5 to the 1995 Employee Stock Incentive Plan

10.47(20)     Amendment No. 2 to the 1995 Director Stock Option Plan

10.48(20)     Amendment No. 2 to the 1995 Employee Stock Purchase Plan

10.49(20)     Short Term Incentive Plan

10.50(21)     Stock Purchase Agreement and Wang Laboratories, Inc. and Wang
              Nederlands B.V., Ing. C. Olivetti SpA and certain subsidiaries

10.51(21)     Credit Agreement among Wang Laboratories, Inc., various subsidiary borrowers and Bankers Trust Company and various financial institutions

10.52(22)     Olsy Employees Stock Incentive Plan

10.53(23)     Rights Agreement, dated April 22, 1998, between Wang Laboratories,
              Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto

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

(9) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ending June 30, 1995.

(10) Filed as an Exhibit to the Registrant's report on Form 10-Q/A for the quarter ended September 30, 1995.

(11) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

(12) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

(13) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 3, 1996.

(14) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

(15) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

(16) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1997.

(17) Filed as an Exhibit to the Registrant's quarterly report a Form 10-Q for the quarter ended March 31, 1997.

(18) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1997.

(19) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(20) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1997.

(21) Filed as an Exhibit to the Registrant's Current Report on Form 8-k dated March 17, 1998.

(22) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(23) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated May 15, 1998.

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

September 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                          DATE

/s/ Joseph M. Tucci        Chairman of the Board, Chief      September 25, 1998
-----------------------    Executive Officer and Director
Joseph M. Tucci            (Principal Executive Officer)


/s/ Franklyn A. Caine      Executive Vice President and      September 25, 1998
-----------------------    Chief Financial Officer
Franklyn A. Caine          (Principal Financial Officer)


/s/ Paul F. Brauneis       Vice President and Controller     September 25, 1998
-----------------------    (Principal Accounting Officer)
Paul F. Brauneis


/s/ David A. Boucher       Director                          September 25, 1998
-----------------------
David A. Boucher


/s/ Michael W. Brown       Director                          September 25, 1998
-----------------------
Michael W. Brown


/s/ Robert Colaninno       Director                          September 25, 1998
-----------------------
Roberto Colaninno


/s/ Sergio Erede           Director                          September 25, 1998
-----------------------
Sergio Erede


/s/ Marcia A. Hooper       Director                          September 25, 1998
-----------------------
Marcia A. Hooper


/s/ Joseph J. Kroger       Director                          September 25, 1998
-----------------------
Joseph J. Kroger


/s/ Raymond C. Kurzweil    Director                          September 25, 1998
-----------------------
Raymond C. Kurzweil


/s/ Axel J. Leblois        Director                          September 25, 1998
-----------------------
Axel J. Leblois

/s/ Frederick A. Wang      Director                          September 25, 1998
-----------------------
Frederick A. Wang


/s/ John P. White          Director                          September 25, 1998
-----------------------
John P. White

                                                                       EXHIBIT A


WANG LABORATORIES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollars in millions except per share data)

                                                                                                               Predecessor
                                                                                                                 Company
                                                                                                              -------------
                                                                                                                  Three
                                       Year Ended    Year Ended    Year Ended    Year Ended    Nine Months        Months
                                        June 30,      June 30,      June 30,      June 30,       June 30,         Ended
                                          1998          1997          1996          1995           1994       Sept 30, 1993
---------------------------------------------------------------------------------------------------------------------------

Revenues                                $1,887.0      $1,268.4      $1,013.9       $901.9         $644.4          $210.9

Income (loss) from continuing
 operations before reorganization
 expenses and discontinued
 operations                             $ (281.6)     $   (6.7)     $   63.5       $(14.2)        $  8.6          $ 11.9

Reorganization expenses                       --            --            --           --             --           (20.8)

Income (loss) from dis-continued
  operations                                  --          76.6         (69.0)       (53.9)            --              --

Fresh-start reporting adjustment              --            --            --           --             --           193.6

Gain on debt discharge                        --            --            --           --             --           329.3
                                        --------      --------      --------       ------         ------          ------
Net income (loss)                       $ (281.6)         69.9          (5.5)       (68.1)           8.6           514.0

Dividends and accretion
 on preferred stock                        (14.1)        (14.1)        (22.6)        (8.7)          (4.2)             --
                                        --------      --------      --------       ------         ------          ------

Net income (loss) applicable
 to common stockholders                 $ (295.7)     $   55.8      $  (28.1)      $(76.8)        $  4.4          $514.0
                                        ========      ========      ========       ======         ======          ======

Net income (loss) per share:
 Basic
   Continuing operations                $  (7.29)     $  (0.56)     $   1.13       $(0.70)        $ 0.13
   Discontinued operations                    --          2.06         (1.91)       (1.64)            --
                                        --------      --------      --------       ------         ------
     Net income (loss)                  $  (7.29)     $   1.50      $  (0.78)      $(2.34)        $ 0.13               *
                                        ========      ========      ========       ======         ======          ======
Diluted
   Continuing operations                $  (7.29)     $  (0.56)     $   1.07       $(0.70)        $ 0.13
   Discontinued operations                    --          2.06         (1.81)       (1.64)            --
                                        --------      --------      --------       ------         ------
     Net income (loss)                  $  (7.29)     $   1.50      $  (0.74)      $(2.34)        $ 0.13               *
                                        ========      ========      ========       ======         ======          ======

Average number of employees               13,300         9,300         6,200        5,200          5,900           6,700



At June 30,                             1998       1997       1996      1995      1994
----------------------------------------------------------------------------------------
Total assets                          $2,189.2   $1,034.8    $856.6    $852.5    $677.1

Depreciable assets, net               $  214.1   $  123.0    $137.3    $134.4    $ 79.6

Working capital                       $   39.3   $  126.1    $ 86.7    $ 34.1    $ 95.1

Long-term debt, excluding
  liabilities subject to compromise   $  116.3   $     --    $   --    $ 23.0    $  2.0

Series A preferred stock              $   86.2   $   85.5    $ 84.8    $ 84.1    $   --

Exchangeable preferred stock          $     --   $     --    $   --    $ 61.5    $ 53.2

Stockholders' equity (deficit)        $  311.5   $  422.8    $343.1    $220.8    $272.3

Number of employees                     20,800      9,300     7,200     6,200     5,300

   Certain prior years' amounts have been reclassified to conform to the presentation for fiscal 1998. Employee data excludes discontinued operations and businesses held for sale.

* Per share data is not presented for the period ended September 30, 1993, the confirmation date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the Company.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS (UNAUDITED) Wang Laboratories, Inc. and Subsidiaries




The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market.

                                         Quarter Ended
                            -----------------------------------------   Fiscal
                            Sept 30,   Dec 31,   March 31,   June 30,    Year
                            --------   -------   ---------   --------   ------

Year ended June 30, 1998

    Common Stock price
      High                   $23.13     $24.82     $31.63     $32.25    $32.25
      Low                    $18.62     $19.13     $21.38     $21.00    $18.62

Year ended June 30, 1997

    Common Stock price
      High                   $20.13     $24.06     $23.75     $21.50    $24.06
      Low                    $15.38     $18.88     $17.25     $16.00    $15.38

At August 31, 1998 there were approximately 12,400 record holders of the Company's Common Stock. The Company has paid no cash dividends on the Common Stock for several years. The revolving credit facility with Bankers Trust Company presently restricts the payment of cash dividends on the Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

                                                                       EXHIBIT B


WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

This discussion includes certain forward-looking statements about matters such as the Company's revenue, expected expenses, operating results and the need for additional investment. Any such statements are subject to normal business risks that could cause the actual results or needs to differ from those described herein. For a further discussion of the various risks affecting the business, refer to "Risks and Uncertainties" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

BASIS OF PRESENTATION

On March 17, 1998, the Company completed the purchase of Olivetti Solutions ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was not completed until April 7, 1998. Accordingly, the Company's Consolidated Balance Sheet and Statements of Operations and of Cash Flows include the results of Olsy and OCJ subsequent to their respective dates of acquisition. Olsy develops, implements and manages IT solutions for large public and private corporate customers, mainly in banking, the public authorities and utilities sector, and retail. The Company provides a broad range of services, including application development and systems integration, network integration and management services and distributed IT management services to a worldwide customer portfolio. At the time of acquisition, Olsy had more than 12,000 employees in more than 40 countries, with revenues of approximately $2.4 billion in calendar 1997, at then current foreign currency exchange rates.

In connection with the Company's filing of Form 8-K, as amended, and disclosures made in its August 12, 1998 earnings release regarding the results of operations for the year ended June 30, 1998, the Company is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding the purchase price allocation related to the Company's acquisition of Olsy and other charges recorded in the June quarter. The Company in concurrence with its auditors, Ernst & Young LLP, believe that the purchase price allocation and related amortization charges, as well as the other charges recorded in the June quarter, are in accordance with generally accepted accounting principles. However, it is possible these discussions could result in changes to the non-cash charges recorded in the June quarter operating results. Such changes could also affect non-cash charges included in future operating results.

In connection with the Company's acquisition of Olsy, the management of the Company began doing business under the name Wang Global. The change of the name of the Company is subject to shareholder approval. During the interim, the Company's legal name will continue to be Wang Laboratories, Inc., although the Company will conduct its business under the name Wang Global.

On March 17, 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. Cash proceeds, net of transaction costs paid to date, were $239.9 million. Approximately $10 million of cash is estimated to be required in the future for payment of transaction costs and guarantees. As a result

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



of the sale, the results of operations of the software business unit for all periods presented and the gain on the sale realized in the third quarter of fiscal 1997 have been reported as discontinued operations in the accompanying Statements of Operations and of Cash Flows.

On August 29, 1996, the Company completed the acquisition of I-NET, Inc. ("I-NET") for approximately $152 million in cash and notes, including final settlement of the notes to the selling stockholders on November 13, 1997. I-NET is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, LAN/WAN communications, and IT outsourcing. The acquisition was accounted for using the purchase method of accounting. The accompanying financial statements include I-NET's results of operations from the date of acquisition.

During fiscal 1997, the Company also acquired Advanced Paradigms, Inc. ("API"). This acquisition was completed on November 13, 1996. During fiscal 1996, the Company completed the acquisitions of BISS Limited ("BISS") on October 18, 1995 and Dataserv Computer Maintenance, Inc. ("Dataserv") on May 3, 1996. The Company's consolidated Statements of Operations and of Cash Flows include the results of the acquired businesses since acquisition.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

For the year ended June 30, 1998, the Company reported revenues of $1,887.0 million, a 48.8% increase compared to revenues of $1,268.4 million for the prior year. Substantially all of the increase in consolidated revenues is attributable to acquisitions of Olsy and I-NET offsetting the decline in traditional revenues.

The operating loss for the year ended June 30, 1998 was $273.2 million and relates primarily to nonrecurring charges of $302.9 million during the year, of which $250.7 million was recorded in the quarter ended June 30, 1998 and $52.2 million was recorded in the quarter ended March 31, 1998. These costs include $136.6 million related to reductions in the carrying value of certain intangible assets which were determined to be impaired, $74.1 million related to charges for in-process research and development, $43.9 million of Wang acquisition-related and restructuring costs, $10.3 million for advertising related to the Olsy acquisition, $5.1 million for transition costs related to integrating Olsy into the existing Wang structure, and $32.9 million of other operating charges. The $302.9 million is recorded in the Consolidated Statements of Operations as follows: $0.5 million in Cost of services, $8.4 million in Cost of products, $37.8 million in Selling, general and administrative expenses; $138.2 million in Amortization of intangibles; $108.6 million in Acquisition-related charges and $9.4 million in Other restructuring charges.

The operating loss for the year ended June 30, 1997 includes $52.5 million of costs provided in the quarter ended March 31, 1997 associated with the Company's organization of its then ongoing services business around four global service delivery units after the sale of its software business. Of that total, $13.3 million resulted from the sale of the software business, $15.2 million was for organizational realignment and reductions in the G&A infrastructure, $19.0 million related to reductions in the carrying value of certain assets (including $14.4 million of intangible assets determined to be impaired) and $5.0 million was for other charges.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



The writedown of the impaired intangible assets is included in the $22.7 million of amortization of acquired and fresh-start intangible assets reported in the Statement of Operations for the year ended June 30, 1997. The Company had also recorded acquisition-related charges of $27.4 million in the three months ended September 30, 1996.

Excluding the nonrecurring operating charges of $302.9 million and $79.9 million for the years ended June 30, 1998 and 1997, respectively, operating income was $29.7 million compared to $57.1 million in the prior fiscal year. The decline in operating profit in fiscal 1998 is primarily attributable to the previously anticipated decline in higher margin traditional VS and GCOS and service revenues, the increase in lower margin desktop and management services revenues resulting from the acquisition of I-NET and the inclusion of Olsy's lower margin structure. The Company anticipates that this shift in revenue mix will continue and proprietary revenues will continue to decline, both absolutely and as a percentage of total revenues.

Total EBITDA (earnings before interest, income taxes, depreciation and amortization) was $162.3 million for the year ended June 30, 1998, compared to $159.7 million in the prior year. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from the net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges; income taxes; interest expense; interest income; depreciation and amortization. Despite the reduction in operating profit, EBITDA remained relatively flat primarily as a result of higher depreciation and amortization resulting from the Olsy acquisition.

REVENUES
The Company's revenues are classified and defined as follows: (a) networked technology services and solutions, comprised of services and products related to the design, installation, operation and maintenance of global computing and telecommunications networks; (b) traditional products and services, comprised of VS, GCOS and Olsy proprietary products and services; and (c) standard products, which are commodity products (primarily related to Olsy) sold without accompanying services.

The Company expects traditional revenues associated with VS and GCOS products and services to continue to decline at a rate approximating 25 to 30% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the rate of decline could be highly variable.

Services revenues increased by 31.7%, to $1,269.5 million, compared to $963.9 million in the prior year. The increase in services revenues was primarily attributable to the acquisition of Olsy. Networked technology services revenues increased by 44.3%, or $313.9 million, to $1,022.1 million, compared to $708.2 million in the prior year, and is primarily attributable to the Olsy acquisition. Networked technology services revenues for the years ended June 30, 1998 and 1997 included approximately $11 million and $14 million, respectively, of revenues derived from the sale of certain intellectual property. Traditional services revenues decreased by 3.3%, to $247.4 million compared to $255.7 million in the prior year. The anticipated decline in traditional VS and GCOS services was virtually offset by the addition of Olsy traditional services revenues.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



A third, new classification of revenues, called `standard products', has been added to capture separately the commodity products that are sold without accompanying services. Had this change not been reflected in the quarter ended June 30, 1998, reported networked technology products and traditional products would have been $92.8 million and $31.2 million higher, respectively, for the year.

Product revenues more than doubled, to $617.5 million in the year ended June 30, 1998, compared to $304.5 million in the prior year. Networked technology product revenues increased by 27.1%, or $63.5 million, to $297.5 million. Traditional product revenues increased by $125.5 million, to $196.0 million, compared to $70.5 million in the prior year. The increase in traditional product revenues is primarily the net result of the acquisition of Olsy, offset by the anticipated decline in VS and GCOS product revenues. Standard product revenues were $124.0 million.

GROSS MARGIN
Services gross margin decreased to 21.4% compared to 23.8% in the prior year. Margins were negatively affected by the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from traditional maintenance contracts and Olsy's lower margin structure.

The services gross margin continues to be adversely affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of increased networked technology maintenance revenues, which have historically lower margins than the Company's traditional VS and GCOS business, coupled with the inclusion of both I-NET and Olsy's lower margin structures going forward. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effect can be managed by the continuing implementation of cost reduction, integration and consolidation initiatives.

Product gross margin was 19.8%, compared to 25.6% in the prior year. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, coupled with Olsy's lower margin structure. The Company anticipates that the decline in traditional VS and GCOS product revenues will continue to exert downward pressure on product gross margin.

RESEARCH AND DEVELOPMENT
Research and development costs were $11.8 million compared to $3.7 million in the prior year, representing 0.6% and 0.3% of revenues in fiscal 1998 and 1997, respectively. The Company's research and development spending is primarily related to Olsy's development of software technology for the banking industry and to continuing support for its traditional VS products and specialized client server products sold to the U.S. government.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased by $111.7 million, or 45.9%, to $354.9 million, in the year ended June 30, 1998. This increase is attributable to the inclusion of Olsy as well as $37.8 million of nonrecurring and other operating charges, and compares to $243.2 million, including
$23.1 million of nonrecurring and other operating charges, in the prior fiscal year. During fiscal years 1998 and 1997, selling, general and administrative expenses were 18.8% and 19.2% of revenues, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



Nonrecurring and other operating charges of $37.8 million recorded in Selling, general and administrative expenses in fiscal 1998 included $10.3 million for advertising branding and positioning initiatives to launch the new combined company, $1.7 million of transition costs related to integrating Olsy into the existing Wang structure, $14.5 million related to reductions in the carrying value of certain assets and $11.3 million for other operating costs. Excluding these nonrecurring charges, selling, general and administrative expenses were $317.1 million, or 16.8% of revenues. Nonrecurring and other operating charges of $23.1 million recorded in fiscal 1997 included $13.3 million which resulted from the sale of the software business, $8.3 million related to reductions in the carrying value of certain assets and $1.5 million for other costs. Excluding these charges, selling, general and administrative expenses were $221.4 million, or 17.5% of revenues. The overall reduction in selling, general and administrative expenses relative to revenues reflects the results of integration activities initiated in connection with the Company's recent acquisitions, in addition to other cost control activities.

AMORTIZATION
Amortization of acquired intangible assets totaled $182.7 million in the year ended June 30, 1998, including $19.0 million for intangible assets established as part of the Olsy acquisition, and $136.6 million for the writedown of intangible assets associated with the acquisitions of I-NET, Bull and BISS which were determined to be impaired. The impairment charge amounts were $114.8 million relating to the goodwill attributable to the I-NET commercial outsourcing business, $20.0 million attributable to the Bull installed contracts and assembled workforce, and $1.8 million attributable to the assembled workforce at BISS. The impairment charge on the goodwill attributable to the I-NET commercial outsourcing business was the result of significantly lower than expected revenues and margin growth in the post acquisition period which are currently expected to grow at a rate insufficient to recover the carrying value of the related goodwill. The impairment charge attributable to the installed customer service base and assembled workforce is the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from mainframe systems to networked technology. The impairment charge attributable to the assembled workforce acquired in the BISS transaction was the result of faster than expected attrition of the acquired workforce. Impairment of these assets was determined to exist because the estimate of undiscounted cash flows of the revenue streams to which each asset relates, net of the carrying amount of tangible net assets, was less than the carrying amount of the intangible asset. The undiscounted future cash flows are calculated based upon historical results, current projections and internal earnings targets, net of applicable income taxes, for each revenue stream. The impairment is then measured using a discount rate corresponding to the Company's estimated cost of capital. During fiscal 1997, the Company had eliminated its remaining fresh-start intangible assets following the sale of its software business unit to Kodak through the recognition of a deferred tax asset attributable to the realization and expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1997 was $47.0 million, of which $12.0 million relates to the implementation of fresh-start reporting, $20.6 million relates to assets established in connection with business acquisitions and $14.4 million is for the writedown of acquired intangible assets determined to be impaired.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



ACQUISITION-RELATED, RESTRUCTURING AND REORGANIZATION-RELATED CHARGES Acquisition-related charges of $108.6 million in the year ended June 30, 1998 include $74.1 million for in-process research and development related to Olsy. The remainder consists of $34.5 million for integration charges which reflect the costs associated with combining the operations of Wang and Olsy. Acquisition-related charges of $35.0 million in the year ended June 30, 1997 primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

Restructuring charges of $9.4 million in the year ended June 30, 1998 primarily reflect the costs associated with workforce reductions relative to the Company's declining VS revenue stream. Periodically, the accruals related to reorganization-related and restructuring charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Review of these accruals in fiscal 1998 determined that no adjustments were required. Review of these accruals in fiscal 1997 determined that no adjustments were required to restructuring; however, additional reorganization-related requirements of $1.3 million were incurred and charged to expense. This adjustment is reported in Chapter 11-related charges (credits) in the Consolidated Statements of Operations.

INTEREST INCOME AND EXPENSE
Net interest expense of $2.4 million in the year ended June 30, 1998 is primarily comprised of $10.4 million of interest expense, including $7.2 million related to the Company's new $500 million Revolving Credit Facility with Bankers Trust Company ("BTC"), net of $8.0 million of interest income. This compares to net interest expense of $3.9 million in the prior year which is comprised of $10.9 million of interest expense which is principally the result of amounts outstanding under the previous $225 million Revolving Credit Facility and on the note issued to the selling stockholders of I-NET, net of $7.0 million of interest income.

OTHER INCOME AND EXPENSE
Net other income of $8.1 million was reported in the year ended June 30, 1998, and primarily consisted of a $6.5 million gain realized in the first quarter of the fiscal year on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts, compared to net other income of $4.4 million in the prior fiscal year.

INCOME TAXES
The provision for income taxes in the year ended June 30, 1998 was $13.4 million, and included $9.7 million of non-cash expense, and is attributable to taxes on income of foreign subsidiaries which do not have available net operating loss carryforwards. The benefit for income taxes in the prior fiscal year was $15.6 million, and relates to the utilization of certain foreign net operating loss carryforwards incurred subsequent to the Company's emergence from Chapter 11.

The Company has a net Deferred tax asset balance at June 30, 1998 of $33.6 million, of which $20.4 million is included in Current assets and $13.2 is included in Other assets, and relates to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of identifiable intangible assets. During fiscal 1998, $9.7 million of deferred tax asset was realized. During fiscal 1997, $21.0 million of deferred tax

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



asset was realized as a result of the Company's sale of the software business, and the Company recorded an additional net deferred tax asset of $13.5 million. Although realization is not assured, management believes that the net deferred tax asset will be realized by generating future taxable income as well as the implementation of tax planning strategies. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

EMPLOYEES
At June 30, 1998 and 1997, the Company's continuing operations had approximately 20,800 employees and 9,300 employees, respectively. The increase is a result of acquisitions, net of reductions resulting from integration activities.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

For the year ended June 30, 1997, the Company reported revenues of $1,268.4 million, a 25.1% increase compared to revenues of $1,013.9 million for the prior year. Substantially all of the increase in consolidated revenues is attributable to acquisitions and internal growth offsetting the decline in traditional revenues.

The Company reported an operating loss of $22.8 million, including nonrecurring and operating charges of $79.9 million for its fiscal year ended June 30, 1997, compared to an operating profit of $86.3 million for the fiscal year ended
June 30, 1996. Excluding these nonrecurring and other operating charges, operating income was $57.1 million. The decline in operating profit in fiscal 1997 is primarily attributable to the previously anticipated decline in higher margin proprietary product and lower margin service revenues resulting from the acquisition of I-NET offsetting the decline in traditional revenues.

Total EBITDA was $289.5 million for the year ended June 30, 1997, compared to $138.0 million in the prior year, while continuing operations EBITDA in the years ended June 30, 1997 and 1996, was $159.7 million and $183.8 million, respectively.

REVENUES
The decline in revenues from traditional sources (i.e., sales and service of proprietary VS and GCOS products) was $103.3 million, or 24.1% compared to the prior year.

Services revenues increased by 37.9%, to $963.9 million, compared to $699.0 million in the prior year. The increase in services revenues was primarily attributable to the acquisitions of Dataserv and I-NET offsetting the decline in traditional services.

Product revenues decreased by 3.3%, to $304.5 million. Traditional product sales totaled $70.5 million, a decline of 10.2%. Networked technology product sales were stable at $234.0 million, compared to $236.4 million in the prior year.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



GROSS MARGIN
Services gross margin decreased to 23.8% compared to 31.2% in the prior year. Margins were negatively affected by the increase in mix of maintenance revenues from lower-margin multi-vendor services ("MVS") products, the acquisition of I-NET (which has historically lower margins than the Company's existing business) and $3.5 million of nonrecurring charges recorded in the third quarter of fiscal 1997, offset by the favorable margin impact from the sale of certain patents.

Product gross margin was 25.6%, compared to 31.2% in the prior year. The decrease in gross margin is primarily a result of the changing mix resulting from the decline in traditional products, the I-NET acquisition, which has historically lower margins than the Company's traditional business, as well as $2.2 million of nonrecurring charges recorded in the third quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT
Research and development costs decreased by $1.3 million, or 26.0%, from $5.0 million during the prior year, representing 0.3% and 0.5% of revenues in fiscal 1997 and 1996, respectively. The Company's modest level of research and development spending is primarily related to continuing support of its proprietary VS products.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $51.2 million, compared to the prior year, and also increased slightly as a percentage of revenues, to 19.2% in fiscal 1997, compared to 18.9% in fiscal 1996. The increase includes $23.1 million of nonrecurring charges which were recorded in fiscal 1997 and pension plan-related credits associated with the termination of four international plans approximating $1.3 million.

AMORTIZATION
Amortization of fresh-start and acquired intangible assets totaled $47.0 million in the year ended June 30, 1997, and is comprised of $12.0 million related to the implementation of fresh-start reporting, $20.6 million for intangible assets established in connection with business acquisitions and $14.4 million for the writedown of impaired acquired intangible assets. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1996 was $34.5 million, of which $18.4 million relates to the implementation of fresh-start reporting and $16.1 million relates to intangible assets established in connection with business acquisitions.

ACQUISITION, RESTRUCTURING AND CHAPTER 11-RELATED CHARGES
Acquisition-related charges of $35.0 million in the year ended June 30, 1997, primarily reflect the costs associated with combining the operations of the Company and I-NET and the writedown of legacy information systems being replaced. There were no acquisition-related charges recorded in continuing operations in the year ended June 30, 1996.

Periodically, the accruals related to reorganization-related and restructuring charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. In fiscal 1997, additional costs of $1.3 million were incurred and charged to expense. Review of the reorganization-related accruals in fiscal 1996 identified $1.1 million of excess reorganization reserves and $2.2 million of excess Chapter 11 accounts payable accruals, which were

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


reversed. These items are reported as Chapter 11-related charges (credits) in the Consolidated Statements of Operations. Review of the restructuring accruals in fiscal 1997 determined that no adjustments were required, while the fiscal 1996 review identified net additional requirements of $2.2 million related to previously approved and recorded initiatives. This adjustment is reported as Other restructuring charges in the Consolidated Statements of Operations.

INTEREST INCOME AND EXPENSE
Interest expense increased to $10.9 million for the year ended June 30, 1997, compared to $5.1 million in the prior year. The increase in interest expense is principally the result of amounts outstanding under the Revolving Credit Facility with Bankers Trust Company and interest on the note issued to the selling stockholders of I-NET. Interest income was $7.0 million, compared to $9.0 million in the prior year. The reduction in interest income is primarily due to the decrease in cash available for investment during most of fiscal 1997 primarily as a result of the cash paid to acquire I-NET.

OTHER INCOME AND EXPENSE
Net other income of $4.4 million for the year ended June 30, 1997 was primarily comprised of gains realized on the sale of certain land and facilities owned by the Company in both Massachusetts and Australia. This compares to net other income of $4.7 million, in the year ended June 30, 1996.

INCOME TAXES
The benefit for income taxes for the year ended June 30, 1997, was 70%, compared to the provision for the prior year, which was 33%. The higher benefit in fiscal 1997 relates to the utilization of the Company's net operating loss carryforwards. The provision for income taxes of $31.4 million in the prior year included $30.7 million of non-cash expense.

EMPLOYEES
At June 30, 1997 and 1996, the Company's continuing operations had approximately 9,300 employees and 7,200 employees, respectively.



LIQUIDITY AND SOURCES OF CAPITAL
Cash and equivalents were $225.0 million at June 30, 1998, a decrease of $17.2 million from June 30, 1997.

Cash used in operations during the year ended June 30, 1998 was $10.1 million, including $9.4 million used for costs associated with prior discontinued operations.

Cash used in investing activities during the year ended June 30, 1997 was $65.0 million, and includes $91.1 million used for capital additions, including $40.8 million for nonconsumable spares and $12.6 million towards the construction of new facilities, offset by $25.6 million of proceeds on asset sales, of which $16.8 million relates to sales of land and buildings located on the Company's Billerica, Massachusetts headquarters. Net cash acquired in connection with the Olsy acquisition was $29.2 million and consists of $112.3 million acquired cash less $68.6 million of cash consideration paid to Olivetti and transaction costs of $14.5 million.

In connection with the acquisition of Olsy, the Company entered into a revolving credit facility with Bankers Trust Company ("BTC") and certain other financial

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



institutions. The five-year facility provides for borrowings up to $500.0 million, including $200.0 million for letters of credit. At June 30, 1998, the Company had long-term borrowings of $110.6 million and had available to it the unused portion of the revolving credit facility, providing for additional borrowings and/or the issuance of letters of credit of up to $380.6 million.

Cash provided by financing activities was $59.5 million in the year ended June 30, 1998, and consists primarily of net borrowings under the Revolving Credit Facility with BTC of $110.6 million, principal payments in connection with the settlement of the notes to the selling stockholders of I-NET of $47.4 million, cash dividends on preferred stock paid of $13.4 million, and $11.9 million proceeds from stock plans.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that expenditures of as much as $380 million will be required in connection with the integration and rightsizing of the combined company over the next two years. The Company has recorded a total of $292.9 million for these activities, of which $83.1 million was recorded as a charge to operations and $209.8 million was recorded as part of purchase accounting for the acquisition of Olsy, as of June 30, 1998. The
$292.9 million includes approximately $164 million related to organizational redundancies, $45 million related to facilities and $84 million related to systems and other costs. A total of $198 million remains to be expended. The Company currently estimates that such expenditures will approximate $131 million through the remainder of calendar year 1998 and $61 million and $6 million in calendar years 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000.

Additionally, the Company has announced that it would spend an additional
$16 million for advertising, branding and positioning initiatives to launch the newly combined company, of which approximately $4 million remains to be spent, and approximately $6 million for the completion of the construction and fit-up of the Company's new Corporate headquarters in Billerica, Massachusetts. The estimated total cost of the construction activities is $20 million, which approximates the cumulative proceeds, realized or expected to be realized, from the disposition of other land and facilities. The Company expects to spend approximately $11 million, principally over the remainder of calendar 1998, to attain technological feasibility on Olsy in-process research and development activities.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



YEAR 2000

OVERVIEW. Ensuring that the Company's business and service delivery processes are not disrupted by Year 2000 ("Y2K") related problems is a top priority. The Company is taking necessary steps to ensure that the products and services of its suppliers and sub-contractors upon whom the Company relies will not be adversely affected by millennium problems.

Prior to the acquisition of Olsy, the Company was in the process of replacing many of the systems used to operate its business. OLSY was involved in a similar venture to achieve Y2K compliance for its systems. Although Y2K compliance is a key consideration, the driving force behind the introduction of new systems has been the need to consolidate multiple service management and delivery systems into a new generation of systems that allow the Company to operate as a larger enterprise in the service environment.

Wang's IT strategy has been to select and implement, Y2K compliant solutions to replace the majority of legacy systems currently in use in the Company. In many cases, the rollout of these systems is well underway. For the remaining applications the Company is implementing and piloting programs in 1998 and plans to complete a rollout in the first half of 1999. For functions where replacement systems cannot be deployed before the third quarter of 1999, the Company is upgrading existing legacy based systems to be Y2K compliant. This strategy will allow Wang to continue its program of development, while minimizing risk through continued use of its existing systems during the transition.

IMPLEMENTATION. In describing the detailed plans for implementing compliance of the Company's major Management Information Systems, support systems can be divided into two general categories:

- Infrastructure, including network, network and mail servers and desktop systems; and

- Business Application Systems, including Service Support Systems and Enterprise, Resource & Planning (ERP) Systems.

Infrastructure. Wang operates more than 20,000 personal computers and 400 NT servers. Since 1996, the Company has been implementing a common operating environment that is Y2K compliant. Desktop systems are being migrated to Windows 95, NT and 98 with Microsoft Office, Explorer and Outlook applications. Servers will be migrated to compliant releases of Windows NT. The underlying infrastructure is implemented on routers which have been certified as Y2K compliant from the Company's strategic partner, CISCO. The Company plans to complete this project by early 1999, at a cost of $11 million for Infrastructure and $9 million to bring Olsy up to Wang's common operating environment. The roll-out of this new infrastructure is already well under way. By December 1998 the Company will have completed its assessment at the small country level.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



Business Applications. Business applications fall into two categories: corporate (addressing common global business practices) and local (reflecting unique geographic, business and operating needs). The comments below relate to the corporate or common systems assessment. Additional work is underway to review both the expanded implementation of corporate systems and the Y2K actions that relate to the ongoing use of local systems.

     1. SERVICE DELIVERY SYSTEMS. The Company is consolidating eight service delivery systems in the Americas into a single service delivery system model ("SDSM") that has been certified as Y2K compliant. In Europe there is a consolidation around the three Olsy legacy service delivery systems (already Y2K compliant). This activity is expected to be completed before the end of 1998, with the exception of Italy, which is expected to be compliant in the first quarter of calendar year 1999. Between 1999 and 2001, Wang will migrate from these systems to the corporate service delivery system model in North America. The process in Asia Pacific is the same as in Europe.

        SDSM refers to a combination of "best of breed" packaged solutions blended with Internet & EDI technology to support its service delivery. Among the key components are Metrix and Vantive. Scopus (another package solution) is already widely used in our International Service Centers. Vantive, a customer support package, ultimately will replace Scopus, is used both in Network Control Centers and North American-based Service Centers. Metrix, which automates field service delivery, has been piloted in Australia, implemented in Canada and is being prepared for a global roll-out. The manufacturers of each of these packages have certified that they are Y2K compliant. The Company plans to implement its SDSM in North America in 1999, and partially in the international arena in the same timeframe. A contingency plan, around using Y2K compliant legacy systems, exists and addresses unforeseen delays in rolling out the SDSM.

        A major component of its contingency plan involves Wang enhancing certain legacy service delivery systems in order to allow them to operate past 2000. This will both allow International to deploy the SDSM at a pace and sequence that accommodates the intensive management attention required to integrate Wang and Olsy while serving to mitigate the risk associated with any SDSM implementation delay.

     2. ENTERPRISE RESOURCE PLANNING SYSTEMS. Wang has chosen SAP R/3 as its strategic ERP solution, and has already installed the software in many of its subsidiaries. The Company plans to implement SAP R/3 as a replacement for the Olsy subsidiary legacy systems in the United States, Italy, and the U.K. In the second half of 1998. Other SAP modules will be used to replace a number of systems previously used in Olsy headquarters. During 1999, the Company plans to roll out the SAP systems to the eighteen remaining countries, replacing all the Olsy legacy ERP systems. SAP has certified SAP R/3 as Y2K compliant. Twenty-three small countries will migrate to a corporate small-scale system (Solomon IV) that provides a stepping stone towards future SAP migration. Although Solomon reports that its system is Y2K compliant, the Company has requested formal certification from Solomon.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



COSTS TO ADDRESS Y2K ISSUES. An investment program of nearly $100 million commenced in 1996 supports the Company's strategy of replacing legacy systems. An additional $5 million has been allocated for work on corporate legacy systems required for compliance. A further $5 million will be allocated for funding of local system compliance projects.

Risks to the Company of Y2K Issues. Y2K noncompliance by the Company would seriously damage its image and credibility within the marketplace, adversely affecting Wang's operating results and growth plans. Specifically, failure to complete the required work in a timely manner may result in the following:

     Wang Service Delivery Impact: Service delivery at the Company will be forced to move to manual processes, impacting Wang's ability to meet service level agreement obligations. At best, such a move would cause the projected profit margin on key contracts to erode and at worst the contracts would be terminated for failure to perform. Reverting to manual processes would add cost and reduce gross margin.

     Customer Compliance Failure Impact: The Company relies on its customers to be Y2K compliant and to rectify any internal compliance problems. In the event such customers fail to become compliant they likely would be forced to move to manual processes to work around the issues. Although it is unlikely that Wang would lose such contracts, it is likely that the Company's service delivery costs would increase and the resultant gross margin would erode.

     Supplier Compliance Failure Impact: Wang relies on key information technology suppliers (Microsoft, Dell, Hewlett-Packard, SAP, Siemens Nixdorf, EMC, Northern Telecomm and Cisco) to implement the Company's Y2K strategy. While Wang is performing some independent testing, the Company expects our suppliers to extensively test all affected products. If products produced by these suppliers prove not to be compliant, then Wang's service delivery and internal operations would be impacted as described herein.

     Wang Internal Systems Impact: If the Company's internal systems do not comply with Y2K standards, Wang will be forced to move to manual reporting and processing which would increase SG&A costs by as much as 50% for those systems negatively impacted until the problems are resolved.

COMPANY'S CONTINGENCY PLAN. In the event that Wang is unable to implement its Y2K plan fully, manual processes will be used until the failed systems can be fixed. For example, automated service call tracking and dispatch would be handled manually until the automated systems become available.

Given the Company's reliance on replacement programs, continual close monitoring of their progression is essential. Any replacement program slippage will require increased investment in Y2K remediation of legacy systems. For those systems which are beyond repair, alternative legacy systems would have to be substituted.

The Company is committed to assisting its customers in managing the compliance of their IT systems purchased from or serviced by the Company in order to meet the Year 2000 challenge. The compliance of products and services supplied by the Company has been given the highest priority.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



The Company is committed to providing its customers with products that are supportable beyond the Year 2000 and has engaged in a development effort to bring its principal products into Year 2000 compliance.

The Company has developed a suite of products designed to provide VS users the information, products, and tools required to update their VS systems as well as to assist users in identifying and resolving issues with their own or third party VS applications.

The Company has engaged in a communications campaign to notify its customers of the compliance status of its products. This communications campaign has consisted of written notices sent directly to customers, meetings with customers, open forums for customers, and numerous postings on the Company's web site. Although the Company cannot ensure that every customer has received all of the necessary information, the Company believes that its communications effort has been successful in informing its customers about the compliance status of the Company's products and solutions.

The Company believes that its development effort and communications campaign has minimized its potential exposure to Year 2000 claims and liability. Moreover, the Company believes that the standard terms and conditions of its customer contracts provide substantial protection against potential claims by customers. The Company recognizes, however, that there continue to be risks associated with the sale and use of Wang products that may not be Year 2000 compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Year 2000 issues and no customer has asserted losses associated with any products of the Company.

THIRD PARTY PRODUCTS. It is the Company's goal to supply only products made by other companies that are Year 2000 compliant. Where products originate from third parties, the Company will seek to verify that the supplier has certified the product as Year 2000 compliant. If an upgrade or future release of a product is required, the Company will work with its customers to establish a plan for obtaining the required upgrade or release. The Company has implemented a certification program in which it has requested certifications from its principal strategic suppliers. The Company is committed to providing its customers with all of the relevant information available regarding Year 2000 status of products and provides information about standard PCs and links to a number of our strategic partners and suppliers.

The Company recognizes, however, that there continue to be risks associated with the sale of third-party hardware and software products that may not be Year 2000 compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Year 2000 issues of third party products and no customer has asserted losses caused by any sales of third party products by the Company.

MULTI-VENDOR MAINTENANCE SERVICES. The Company provides maintenance services for customers around the world who are using hundreds of different hardware and software products made by dozens of companies. Although the Company will assist its maintenance customers in addressing their Year 2000 related problems, the Company does not intend to provide hardware maintenance or software support for

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



products that will not be ear 2000 complaint or will not be supported by the manufacturer beyond that the Year 2000. Through its field service engineering work force and its professional services teams, Wang will help customers analyze the impact of the Year 2000 on its systems. Such services will be available on a project basis at current commercial rates and terms.

Because the Company's standard maintenance contracts do not cover problems associated with the Year 2000, the Company does not believe that it has material exposure for providing maintenance services. The Company recognizes, however, that there continue to be risks associated with the maintenance of hardware and software products that may not be Year 2000 compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Year 2000 maintenance issues and no customer has asserted losses due to any actions of the Company.

RISKS AND UNCERTAINTIES

Certain statements in this Form 10-K may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. The Company or its representatives may also make forward looking statements in other written reports filed with the Securities and Exchange Commission ("SEC"), in materials delivered to stockholders, in press releases and in oral statements to security analysts, investors and others. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate, the impact of Year 2000 issues and operating and capital requirements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the SEC and in materials incorporated therein by reference.

     IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing networked technology services and solutions to customers and clients and to build upon that growth through acquisitions and alliances with other companies. The Company's ability to implement successfully this strategy over the long term, and the ultimate success of this strategy and the achievement of sustained profitable growth, is uncertain and subject to a broad range of variables and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts, recruit, train

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



and retain required skilled personnel or the inability to deliver the required services or solutions in a timely and satisfactory manner to customers. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Dell Computer products Corporation, Microsoft Corporation, and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationships with Dell, Microsoft and Cisco also include certain contractual obligations, which, if not satisfied, could allow Dell, Microsoft and Cisco, respectively, to terminate all or a portion of their relationships.

Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional systems and the resale of certain hardware products, including banking peripherals. The Company expects revenues from traditional sources, including the acquired Bull traditional product and service revenue streams, to decline at a rate approximating 30% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the decline rate could be highly variable. As the Company's traditional revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues and gross margins from traditional sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues and gross margins from traditional sources will not adversely impact the Company's results of operations or the market value of its securities.

RISKS OF NEWLY ACQUIRED BUSINESSES. In March and April 1998, the Company completed its acquisition of the wholly-owned IT solutions and services business of Olivetti Solutions ("Olsy") from the Olivetti Corporation. The transaction more than doubled the annualized revenue and number of employees of the Company. The Company will confront a number of risks as it operates the Olsy business and integrates it with the Company's existing business. As with any significant acquisition or merger, the Company confronts challenges in retaining employees, customer relationships, synchronizing service delivery systems and business processes, and integrating logistics, marketing, and product offerings to achieve greater efficiencies as well as unforeseen liabilities. Moreover, the Company may be unable to implement all anticipated cost savings in the Olsy business. Finally, there can be no assurance that the acquisition of Olsy or any of the Company's other acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of such acquired companies. The Company continues to evaluate such opportunities regularly, and one or more other transactions could occur at any time.

The transfer of Company shares to Olivetti as part of the purchase price for Olsy increases the risk that the Company's use of its net operating loss may be limited in the future. Federal tax rules impose an annual limitation on the use of a net

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



operating loss when the change of ownership of shares in a corporation exceeds a certain limit. The transfer of Company shares to Olivetti brings the aggregate change of ownership closer to, but not in excess of, that stated limit. Other unforeseen changes of ownership may push the aggregate change of ownership over the stated limit. The Company believes that even if the annual limitation on the use of its net operating loss were imposed, such limitation would be of no consequence as the projected annual limitation on the use of a net operating loss exceeds the projected federal taxable income of the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management personnel and technical employees. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly, trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. In particular, the Company's new relationships with Microsoft and Dell contemplates that the Company will train a significant number of qualified Microsoft- and CISCO-certified personnel. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, training, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire, train or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

     COMPETITION. The information technology ("IT") services and solutions industry, including the network and desktop services markets, is intensely competitive and undergoing continual change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller IT services businesses and solution providers, that have been able to develop strong local or regional customer bases. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. The Company may have difficulty implementing the leading edge technology required to service its customers. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services and solutions.

     YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services errors and omissions insurance, a claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would accelerate the decline of revenue associated with such proprietary systems, and could have a material

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



adverse effect on the Company's business, financial condition or results of operations. In addition, the Company operates internal legacy systems and applications that contain year 2000 limitations. Initiatives are underway to replace existing systems and address existing year 2000 limitations. There can be no assurance that the conversion will be completed in a timely manner.

     In the course of providing complex, integrated solutions to customers, the Company frequently forms alliances with third parties that supply both hardware and software products and services. Future results of the Company will in part depend upon the performance and capabilities of these parties, including their ability to deal effectively with the year 2000 issue. The Company is evaluating the impact of the year 2000 compliance on its suppliers and is working with its suppliers and customers on resolving year 2000 compliance issues. Because the Company relies on the cooperation and assistance of its suppliers in addressing year 2000 matters, there remains a possibility that year 2000 problems experienced by its suppliers could have a material adverse impact on the Company's business and operating results.

See "Year 2000" above.

     POSSIBLE VOLATILITY OF PRICE OF COMMON STOCK. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of acquisitions, technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, non-recurring transactions and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market prices of the stocks of many high technology companies have experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

     DEPENDENCE ON GOVERNMENT REVENUE. The years ended June 30, 1998 and 1997, the Company derived approximately 20% and 30%, respectively of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. The Company expects that a significant portion of the revenue from the newly-acquired Olsy operations will be attributable to the sale of products and services to governments of other countries and their instrumentalities and agencies. A significant portion of the Company's U.S. and non-U.S. government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain or renew an award due to the change in ownership or other factors, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of government agencies to unilaterally terminate the contract. Revenues from government of the United States and other foreign governments and their instrumentalities and agencies, are received under a number of different contracts and from a number of different contracting authorities.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



     INTERNATIONAL OPERATIONS. International revenues in recent years have accounted for a substantial portion of the Company's total revenues. As a result of the acquisition of Olsy, the Company expects to derive more than fifty percent of its revenue from affiliates operating outside of the United States. The Company's international entities are subject to all of the risks normally associated with international operations, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange controls, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. The introduction of the Euro may result in changes to business practices throughout Europe affecting pricing, systems and competition. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience losses due to international currency fluctuations. The Company's results of operations could also be affected by economic conditions and changes in foreign countries and by macro-economic changes, including recession and inflation. For example, weakness in some Asian economies may have an adverse impact on the Company's business. In addition, effective intellectual property protection may not be available in every foreign country in which the Company distributes its own and other products and the loss of such protection could have a material adverse effect on the business of the Company.

     NATURE OF CONTRACTS. Some of the Company's contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company.

Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ materially from such estimates. Additionally, some of the customer relationships in the international arena, particularly those acquired through the Olsy acquisition, are supported by periodic purchase orders in lieu of contracts of a predetermined duration. Revenues supported by purchase orders are often less predictable and may be jeopardized by the change of ownership of Olsy. Finally, IT outsourcing contracts in particular, often contain provisions that allow for termination for convenience, service level agreement compliance, liquidated damages and penalties and are awarded based on a competitive procurement process. Such contracts often require high pre-award expenditures and long lead times with no assurance of success.

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

     MARKET RISK. The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments for trading purposes. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. In addition, foreign exchange rates may move in the Company's favor. Recent experience has demonstrated that gains on certain days are offset by losses on other days. While the Company does not expect to incur material losses as a result of this market risk, there can be no assurance that losses will not result.

     AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make other acquisitions and otherwise implement its strategy. The Company has recently entered into a $500 million secured credit facility in conjunction with the completion of the transaction with Olivetti. While the Company believes that the facility provides sufficient capital availability for the foreseeable future there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

     ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and By-laws and the Delaware General Corporation Law contain certain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests. In addition, the Company has recently adopted a shareholder rights plan which is intended to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders which could have the same effect as the provisions referred to above.

                                                                       EXHIBIT C


REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wang Laboratories, Inc.


We have audited the accompanying consolidated balance sheets of Wang Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wang Laboratories, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              Ernst & Young LLP

Boston, Massachusetts
August 12, 1998

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)



                                                                        Year Ended June 30,
                                                               -------------------------------------
                                                                  1998          1997          1996
                                                               ---------     ---------     ---------

Revenues
  Services                                                     $ 1,269.5     $   963.9     $   699.0
  Products                                                         617.5         304.5         314.9
                                                               ---------     ---------     ---------
                                                                 1,887.0       1,268.4       1,013.9
                                                               ---------     ---------     ---------
Costs and expenses
  Cost of services                                                 997.5         734.4         480.7
  Cost of products                                                 495.3         226.6         216.5
  Research and development                                          11.8           3.7           5.0
  Selling, general and administrative                              354.9         243.2         192.0
  Amortization of intangibles - acquisition and fresh-start        182.7          47.0          34.5
  Acquisition-related charges                                      108.6          35.0            --
  Chapter 11-related charges (credits)                                --           1.3          (3.3)
  Other restructuring charges                                        9.4            --           2.2
                                                               ---------     ---------     ---------
         Total costs and expenses                                2,160.2       1,291.2         927.6
                                                               ---------     ---------     ---------
Operating income (loss)                                           (273.2)        (22.8)         86.3
                                                               ---------     ---------     ---------

Other (income) expense
  Interest (income) expense, net                                     2.4           3.9          (3.9)
  Other income, net                                                 (8.1)         (4.4)         (4.7)
                                                               ---------     ---------     ---------
         Total other income                                         (5.7)         (0.5)         (8.6)
                                                               ---------     ---------     ---------

Income (loss) from continuing operations before
  income taxes and minority interests                             (267.5)        (22.3)         94.9
Provision (benefit) for income taxes                                13.4         (15.6)         31.4
                                                               ---------     ---------     ---------

Income (loss) from continuing operations
  before minority interests                                       (280.9)         (6.7)         63.5
Minority interests in earnings of subsidiaries                      (0.7)           --            --
                                                               ---------     ---------     ---------
Income (loss) from continuing operations                          (281.6)         (6.7)         63.5
Income (loss) from discontinued operations,
  net of taxes                                                        --          76.6         (69.0)
                                                               ---------     ---------     ---------
Net income (loss)                                                 (281.6)         69.9          (5.5)
Dividends and accretion on preferred stock                         (14.1)        (14.1)        (22.6)
                                                               ---------     ---------     ---------
Net income (loss) applicable to common stockholders            $  (295.7)    $    55.8     $   (28.1)
                                                               =========     =========     =========

Per share amounts
  Basic
    Continuing operations                                      $   (7.29)    $   (0.56)    $    1.13
    Discontinued operations                                           --          2.06         (1.91)
                                                               ---------     ---------     ---------
         Net income (loss)                                     $   (7.29)    $    1.50     $   (0.78)
                                                               =========     =========     =========
  Diluted
    Continuing operations                                      $   (7.29)    $   (0.56)    $    1.07
    Discontinued operations                                           --          2.06         (1.81)
                                                               ---------     ---------     ---------
         Net income (loss)                                     $   (7.29)    $    1.50     $   (0.74)
                                                               =========     =========     =========

Shares used to compute per share amounts
  Basic                                                             40.6          37.2          36.0
  Diluted                                                           40.6          37.2          38.0



              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                              June 30,
                                                       ---------------------
(Dollars in millions)                                    1998         1997
                                                       --------     --------
Assets
Current assets
  Cash and equivalents                                 $  225.0     $  242.2
  Accounts receivable, net                                838.7        244.3
  Inventories                                             168.3         14.5
  Other current assets                                    202.7         53.6
                                                       --------     --------
         Total current assets                           1,434.7        554.6

Depreciable assets, net                                   214.1        123.0
Intangible assets, net                                    448.7        311.6
Other assets                                               91.7         45.6
                                                       --------     --------
         Total assets                                  $2,189.2     $1,034.8
                                                       ========     ========

Liabilities and stockholders' equity
Current liabilities
  Borrowings due within one year                       $   26.3     $   63.3
  Accounts payable                                        451.5         64.4
  Accrued expenses and other current liabilities          753.0        231.3
  Deferred service revenue                                164.6         69.5
                                                       --------     --------
         Total current liabilities                      1,395.4        428.5
                                                       --------     --------

Long-term liabilities
  Debt                                                    116.9           --
  Other long-term liabilities                             272.6         98.0
                                                       --------     --------
         Total long-term liabilities                      389.5         98.0
                                                       --------     --------

Commitments and contingencies
                                                       --------     --------
Minority interest                                           6.6           --
                                                       --------     --------
Series A preferred stock                                   86.2         85.5
                                                       --------     --------

Stockholders' equity
  Series B preferred stock, $0.01 par value,
   143,750 shares authorized and outstanding,
   liquidation preference of $143.8 million               138.3        138.3

  Common stock, $0.01 par value, 100,000,000
   shares authorized; 46,150,302 and
   38,008,004 shares outstanding, respectively              0.5          0.4
  Capital in excess of par value                          484.1        291.4
  Cumulative translation adjustment                       (19.1)        (3.7)
  Accumulated deficit                                    (292.3)        (3.6)
                                                       --------     --------
         Total stockholders' equity                       311.5        422.8
                                                       --------     --------
         Total liabilities and stockholders' equity    $2,189.2     $1,034.8
                                                       ========     ========



              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)



                                                                 Year Ended June 30,
                                                           -------------------------------
                                                             1998        1997        1996
                                                           -------     -------     -------

OPERATING ACTIVITIES
  Income (loss) from continuing operations                 $(281.6)    $  (6.7)    $  63.5
  Depreciation                                                74.0        67.6        45.9
  Amortization                                               189.4        49.8        44.7
  Gain on asset sales                                         (8.7)       (2.9)       (2.3)
  Non-cash provision (benefit) for income taxes                9.7       (22.8)       30.7
  Non-cash compensation expense                                 --         5.6          --
  Acquisition-related charges                                108.6        35.0          --
  Chapter 11-related charges (credits)                          --         1.3        (3.3)
  Other restructuring charges (credits)                        9.4          --         2.2
  Payments for acquisition-related and
   other restructuring charges                               (59.6)      (30.1)      (44.5)
                                                           -------     -------     -------
                                                              41.2        96.8       136.9
                                                           -------     -------     -------

Changes in other accounts affecting operations
  Accounts receivable                                        (19.1)        6.4        10.8
  Inventories                                                 21.5         6.6         7.1
  Other current assets                                        22.4         3.7         3.6
  Accounts payable and other current liabilities             (63.5)      (43.1)      (48.1)
  Other                                                       (3.2)        4.1         3.0
                                                           -------     -------     -------
  Net changes in other accounts affecting operations         (41.9)      (22.3)      (23.6)
                                                           -------     -------     -------
  Cash provided by (used in) continuing operations            (0.7)       74.5       113.3
                                                           -------     -------     -------

  Proceeds from sale of discontinued operation, net             --       249.2          --
  Cash used in discontinued operations                        (9.4)      (35.8)      (76.8)
                                                           -------     -------     -------
  Cash provided by (used in) discontinued operations          (9.4)      213.4       (76.8)
                                                           -------     -------     -------
        Cash provided by (used in) operations                (10.1)      287.9        36.5
                                                           -------     -------     -------

INVESTING ACTIVITIES
  Investment in depreciable assets                           (91.1)      (55.0)      (43.4)
  Investment in capitalized software                            --          --        (0.4)
  Proceeds from asset sales                                   25.6        10.4         5.0
  Business acquisitions, net of cash acquired                  8.4      (170.1)      (49.8)
  Other                                                       (7.9)       (0.2)       (9.9)
                                                           -------     -------     -------
        Cash used in investing activities                    (65.0)     (214.9)      (98.5)
                                                           -------     -------     -------

FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreement              110.6          --          --
  Net increase (decrease) in long-term borrowings              0.8        (0.1)       (3.7)
  Net increase (decrease) in short-term borrowings           (48.6)       (0.3)       (2.5)
  Proceeds from sale of preferred stock                         --          --       138.3
  Retirement of preferred stock                                 --          --       (72.9)
  Proceeds from sale of common stock                          11.9         9.7         5.2
  Dividends paid on preferred stock                          (13.4)      (13.4)       (8.3)
  Other                                                       (1.8)        0.1        (0.8)
                                                           -------     -------     -------
        Cash provided by (used in) financing activities       59.5        (4.0)       55.3
                                                           -------     -------     -------

Effect of changes in foreign exchange rates on cash           (1.6)       (2.1)       (0.4)
                                                           -------     -------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (17.2)       66.9        (7.1)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    242.2       175.3       182.4
                                                           -------     -------     -------

CASH AND EQUIVALENTS AT END OF YEAR                        $ 225.0     $ 242.2     $ 175.3
                                                           =======     =======     =======



              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                   Retained
                                               Convertible            Capital in   Cumulative      Earnings
                                                Preferred    Common   Excess of    Translation   (Accumulated
            (Dollars in millions)                 Stock       Stock   Par Value    Adjustment      Deficit)     Total
                                               -----------   ------   ----------   -----------   ------------   ------

Balance June 30, 1995                            $   --       $0.3      $291.2       $ (0.5)       $ (70.2)     $220.8

Net loss                                                                                              (5.5)       (5.5)

Stock to be issued in business acquisition                                 5.0                                     5.0

Stock plans (604,007 shares)                                   0.1         5.1                                     5.2

Dividends and accretion on
  preferred stock                                                        (22.6)                                  (22.6)

Issuance of cumulative convertible preferred
  stock, net of issuance costs                    138.3                                                          138.3

Currency translation                                                                   (0.3)                      (0.3)

Other, net                                                                                             2.2         2.2
                                                 ------       ----      ------       ------        -------      ------
Balance June 30, 1996                             138.3        0.4       278.7         (0.8)         (73.5)      343.1

Net income                                                                                            69.9        69.9

Warrant issued in relation to divestiture                                  5.0                                     5.0

Stock plans (1,322,638 shares)                                            21.8                                    21.8

Dividends and accretion on
  preferred stock                                                        (14.1)                                  (14.1)

Currency translation                                                                   (2.9)                      (2.9)
                                                 ------       ----      ------       ------        -------      ------
Balance June 30, 1997                             138.3        0.4       291.4         (3.7)          (3.6)      422.8

Net loss                                                                                            (281.6)     (281.6)

Stock and stock equivalents issued in
  business acquisition                                         0.1       188.5                                   188.6

Stock plans (892,298 shares)                                              11.2                                    11.2

Dividends and accretion on preferred stock                                (7.0)                       (7.1)      (14.1)

Currency translation                                                                  (15.4)                     (15.4)
                                                 ------       ----      ------       ------        -------      ------
Balance June 30, 1998                            $138.3       $0.5      $484.1       $(19.1)       $(292.3)     $311.5
                                                 ======       ====      ======       ======        =======      ======


              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in affiliated companies, owned more than 20% but not in excess of 50%, are recorded on the equity method.

The Company completed the purchase of Olivetti Solutions ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti") on March 17, 1998, except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was completed April 7, 1998. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of Olsy and OCJ for the periods subsequent to their respective dates of acquisition.

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

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related, Chapter 11-related and restructuring reserves. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

CASH AND EQUIVALENTS: Cash and equivalents include time deposits, certificates of deposit and repurchase agreements with original maturities of three months or less. Also included is restricted cash, totaling $9.2 million and $12.7 million at June 30, 1998 and 1997, respectively. These restricted cash balances generally relate to normal trade practices and arrangements and in the prior year also related to statutory reserves for the Company's insurance subsidiaries.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- (CONTINUED)



CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base. Trade receivables include $100.4 million and $77.7 million at June 30, 1998 and 1997, respectively, due from the United States government and its agencies. Trade receivables from the Italian government and its agencies, which resulted from the acquisition of Olsy, were $169.0 million at June 30, 1998.

FORWARD EXCHANGE CONTRACTS: The Company enters into forward exchange contracts as a hedge against certain intercompany transactions denominated in foreign currency. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Market value gains and losses are included in income as incurred and offset gains and losses on foreign currency assets or liabilities that are hedged.

INVENTORIES: Inventories are stated at the lower of first-in, first-out cost or market.

INTANGIBLE ASSETS: Intangible assets, including those identified as a result of purchase accounting, and the related depreciable lives are as follows:

Trademarks                                            1 year
Patents                                             15 years
Computer software                                  3-7 years
Installed base - service                           5-8 years
License agreements                                 3-5 years
Assembled workforce                               7-10 years
Goodwill                                         15-25 years

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified.

Trademarks include rights to use the Olsy or Olivetti name obtained by the Company in connection with the Olsy acquisition in certain countries. Patents include legal costs related to successfully defending certain patents, and expenditures to maintain licenses and register new patents. The capitalized costs of patent defense are charged to expense in the period in which the patent defense is determined to be unsuccessful or the capitalized amount has no future value.

Amortization is computed principally by use of the straight line method with the exception of computer software, which is amortized on a product-by-product basis using the ratio that current gross revenues bear to the total of current and future gross revenues.

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

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was required to be adopted for financial statements issued for periods ending after December 15, 1997. In accordance with this Statement, the Company has changed the method previously used to compute earnings per share and has restated prior periods. Basic earnings per share is calculated based on the weighted average number of common shares outstanding, including approximately 2.6 million shares which the Disbursing Agent under the Company's Reorganization Plan has been instructed to distribute. In addition, diluted earnings per share includes the effect of stock options and warrants, when dilutive. Income (loss) from continuing operations, for purposes of calculating basic and diluted earnings per share, has been adjusted by cumulative dividends and accretion related to the Company's preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). These recent accounting pronouncements have not been adopted by the Company, as permitted by the pronouncements. FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for the way public companies report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in its next fiscal year. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

NOTE B -- BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES

BUSINESS ACQUISITIONS:

Olsy

On March 17, 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Olivetti, except for OCJ, which was completed April 7, 1998. Olsy's revenues for the calendar year ended December 31, 1997 were approximately $2.4 billion at then current foreign currency exchange rates.

In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; 8.75 million shares of common stock (of which 1.5 million shares are to be delivered before the end of calendar year 1998, subject to shareholder approval) with a value of $146.8 million at the time of issuance; 5.0 million stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election and valued at $41.8 million; and the potential for an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 to 1999. The value of the shares was recorded at a discount of 35% of the market value of the Company's common stock based on restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The value of the SARs was recorded based on the historical and implied volatility of the common stock, considering both the minimum guaranteed price and the restrictions on exercise inherent in the SARs. These values were determined by independent valuations. Neither the shares nor the SARs are registered, and are subject to a three-year restriction period. Until shareholder approval is obtained on the 1.5 million shares, the Company will pay Olivetti an incremental $2.6 million per year in quarterly installments. Settlement of the 1.5 million shares will be in cash if the shareholders do not approve the issuance. The earnout will be recorded at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. Additionally, Olivetti has indemnified the Company against certain contingencies acquired by the Company as part of the transaction.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values.

A summary of the acquisition, follows (in millions):

    Cash, including transaction costs                                  $ 90.2
    Common stock and stock equivalents                                  146.9
    Stock appreciation rights                                            41.8
                                                                       ------
    Total consideration                                                 278.9

    Estimated fair value of net (assets) liabilities assumed             95.0

    Excess of purchase price over net tangible assets acquired         $373.9
                                                                       ======

The excess of the purchase price over the fair value of the net liabilities assumed was $373.9 million and has been recorded based on a preliminary purchase price allocation including an accrued restructuring liability of $209.8 million. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed is subject to appraisals, valuations, evaluations, settlements with labor representatives, and other analyses of the fair values of assets acquired and liabilities assumed. The preliminary purchase price allocation is based on the report of an independent appraiser. The purchased in-process research and development of $74.1 million was based upon an analysis of those projects which had not reached technological feasibility, had no alternative future use, and was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products. Consequently, the $74.1 million allocated to purchased in-process research and development was recorded as an Acquisition-related charge.

The excess of purchase price over the fair value of the net liabilities assumed of $373.9 million was allocated to specific intangible asset categories as follows (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)



     In-process research and development       $ 74.1
     Capitalized software                        56.4
     Trademarks                                  39.0
     Goodwill                                   204.4
                                               ------
                                               $373.9
                                               ======

Amortization of these intangibles for the period subsequent to the acquisition was $19.0 million.

The Company has recorded a total of $209.8 million of restructuring and integration liabilities in connection with the purchase accounting in the Olsy acquisition, of which $149.4 million is workforce-related, $26.2 million is for facilities, and $34.2 million is for other.

Under certain conditions, costs related to the acquired Olsy business will be accounted for as an additional cost of the acquisition at the time the formal plan of restructuring is completed. Integration-related costs attributable to Wang will be accounted for as charges to operations in the periods they are determined.

In connection with the acquisition, on March 13, 1998, the Company entered into a multi-currency, revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including $200.0 million for letters of credit. For a more detailed description of this facility, please see Note G, Financing Arrangements.

The following pro forma results of operations have been prepared as though the Olsy acquisition had occurred as of the beginning of the periods presented (in millions except per share data):

                                                                Year Ended
                                                                 June 30,
                                                         -----------------------
                                                          1998            1997
                                                         --------      ---------
Revenues                                                 $3,527.7      $3,921.7
Loss from continuing operations                          $ (370.5)     $ (219.5)
Loss attributable to common stockholders                 $ (381.1)     $ (233.6)
Net loss per share applicable to common stockholders     $  (9.39)     $  (5.08)

In connection with the Company's filing of Form 8-K, as amended, and disclosures made in its August 12, 1998 earnings release regarding the results of operations for the year ended June 30, 1998, the Company is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding the purchase price allocation related to the Company's acquisition of Olsy and other charges recorded in the June quarter. The Company with the concurrence of its auditors, Ernst & Young LLP, believes that the purchase price allocation and related amortization charges, as well as the other charges recorded in the June quarter, are in accordance with generally accepted accounting principles. However, it is possible these discussions could result in changes to the non-cash charges recorded in the June quarter operating results. Such changes could also affect non-cash charges included in future operating results.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)



I-NET

On August 29, 1996, the Company acquired all of the outstanding shares of I-NET, pursuant to the Stock Purchase Agreement between the Company and the other stockholders of I-NET dated as of July 24, 1996, as amended on August 29, 1996.

I-NET is a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. In consideration for the shares of I-NET, the Company paid the stockholders of I-NET $100.2 million in cash and issued one-year, interest-free notes in the total amount of $64.5 million. The Company discounted the notes at a rate of 8.0%, to $59.7 million for accounting purposes, and increased the principal balance through charges to interest expense through the settlement date.

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

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of the purchase price over the net liabilities assumed was $219.5 million and will be amortized using the straight line method over a period of twenty-five years.

A summary of the acquisition follows (in millions):

    Cash                                                            $100.2
    Note to selling stockholders                                      47.4
    Original investment in I-NET                                      12.4
    Transaction costs                                                  7.9
    Stock options                                                      4.9
                                                                    ------
    Total consideration                                              172.8
    Estimated fair value of net (assets) liabilities assumed          46.7
                                                                    ------
    Excess of purchase price over net liabilities assumed           $219.5
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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)



                                                       Year Ended
                                                        June 30,
                                                 ----------------------
                                                    1997        1996
                                                 ---------   ----------

Revenues                                         $1,325.8    $1,356.7
Income (loss) from continuing operations         $  (14.1)   $    9.7
Net income (loss) attributable to
  common stockholders                            $   48.4    $  (81.9)
Net income (loss) per share applicable
  to common stockholders                         $   1.32    $  (2.28)

ACQUISITION-RELATED AND RESTRUCTURING CHARGES: During fiscal year 1998, the Company recorded integration and restructuring charges totaling $118.0 million, of which $94.8 million was recorded in the fourth quarter, and $23.2 million was recorded in the third quarter. Of the total charge, $108.6 million is recorded in Acquisition-related charges (including the $74.1 million charge for purchased in-process research and development discussed above) and $9.4 million is recorded in Other restructuring charges in the Consolidated Statements of Operations. Excluding the charge for purchased in-process research and development, the balance of the acquisition-related and restructuring charges reflect the costs associated with combining the operations of Wang and Olsy, in addition to the costs of other business realignment activities. These charges were recorded after certain actions had been identified, quantified and approved. The acquisition-related and other restructuring charges recorded in fiscal 1998 consist of the following (in millions):

    Workforce-related                             $ 14.4
    Facilities                                      18.9
    Depreciable assets                               5.5
    Other                                            5.1
                                                  ------
                                                    43.9
    In-process research and development             74.1
                                                  ------
       Total                                      $118.0
                                                  ======

Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The facilities-related charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated when there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations. Depreciable asset-related charges were provided to recognize, at net realizable value, the write-down to disposal value of existing assets. The charge for in-process research and development consists of that portion of the purchase price allocated to acquired research and development which had not reached technological feasibility and has no alternative future use but which the Company expects to achieve technological feasibility.

Cash outlays to complete these and earlier initiatives, are estimated to approximate $196 million during the next 12 months and $18 million thereafter. As of June 30, 1998, approximately 1,700 employees had been released in the current fiscal year relative to these and previously recorded initiatives.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)



Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During fiscal 1998, review of these accruals identified $1.1 million of excess reserves, which were reversed in June 1998. During fiscal 1997, review of these accruals identified $1.0 million of excess reserves, which were reversed in June 1997. During the fiscal 1996 review of the acquisition-related accruals, the Company identified excess reserves of $2.8 million, primarily related to facilities and depreciable assets, as well as $2.8 million of additional severance requirements relative to the workflow and imaging R&D workforce in Paris acquired from Bull.

The activity related to these charges during fiscal years 1998, 1997 and 1996 is summarized in the following table (in millions):

                                                         Fiscal 1996 Activity
                             ----------------------------------------------------------------------------
                                        Charges/
                                       (reversals)
                                       changes in
                              Balance   estimates                                                 Balance
                             June 30,    and new     Purchase                        Currency    June 30,
                               1995    initiatives  Accounting  Utilization  Other  Translation    1996
                             --------  -----------  ----------  -----------  -----  -----------  --------

Facilities                    $ 5.2     $ (0.9)        $ --       $ (3.2)     $ --     $(0.1)     $ 1.0
Depreciable assets              8.8       22.0           --        (30.0)       --        --        0.8
Workforce-related              37.4        3.7          2.4        (26.6)       --      (0.5)      16.4
Other                           3.8        6.0           --         (4.5)      0.4       0.1        5.8
                              -----     ------         ----       ------      ----     -----      -----
                               55.2       30.8(A)       2.4        (64.3)      0.4      (0.5)      24.0
Less amounts included in
   discontinued operations     (2.0)     (30.8)          --         30.8        --        --       (2.0)
                              -----     ------         ----       ------      ----     -----      -----
Acquisition-related
   charges-continuing
   operations                 $53.2     $   --         $2.4       $(33.5)     $0.4     $(0.5)     $22.0
                              =====     ======         ====       ======      ====     =====      =====
----------------------------------------------------------------------------------------------------------


                                                           Fiscal 1997 Activity
                                       ------------------------------------------------------------------
                                        Charges/
                                       (reversals)
                                       changes in
                                        estimates                                                 Balance
                                         and new     Purchase                        Currency    June 30,
                                       initiatives  Accounting  Utilization  Other  Translation    1997
                                       -----------  ----------  -----------  -----  -----------  --------

Facilities                              $  7.1         $  --      $ (1.4)    $(0.1)    $  --      $ 6.6
Depreciable assets                         3.2           4.6        (4.4)     (0.1)       --        4.1
Workforce-related                         20.0           4.8       (18.1)      0.1      (0.6)      22.6
Other                                      6.4           1.0        (8.9)      0.3        --        4.6
                                        ------         -----      ------     -----     -----      -----
                                          36.7(A)       10.4       (32.8)      0.2      (0.6)      37.9
Less amounts included in
   discontinued operations                (1.7)           --         3.7        --        --         --
                                        ------         -----      ------     -----     -----      -----
Acquisition-related
   charges-continuing
   operations                           $ 35.0         $10.4      $(29.1)    $ 0.2     $(0.6)     $37.9
                                        ======         =====      ======     =====     =====      =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)


                                                                         Fiscal 1998 Activity
                                       --------------------------------------------------------------------------------
                                             Charges/(reversals)                                                          Balance
                                            changes in estimates       Purchase                              Currency    June 30,
                                             and new initiatives       Accounting  Utilization    Other     Translation    1998
                                       --------------------------------------------------------------------------------  --------
                                                        Integration-
                                        Restructuring    Related
                                          Charges         Charges
                                       --------------   ------------

Facilities                                $  0.3           $ 18.6        $ 26.2      $ (15.3)     $ 0.7        $(0.1)     $ 37.0
Depreciable assets                           0.1              5.4          13.8         (1.6)        --         (0.1)       21.7
Workforce-related                            8.0              6.4         149.4        (35.9)      (6.0)        (0.7)      143.8
Other                                        1.0             78.2          20.4        (80.6)       5.6          0.1        29.3
                                          ------           ------        ------      -------      -----        -----      ------
Acquisition-related and
  restructuring charges                   $  9.4(A)        $108.6(A)     $209.8      $(133.4)     $ 0.3        $(0.8)     $231.8
                                          ======           ======        ======      =======      =====        =====      ======


                                                                     1998                  1997      1996
                                                         ----------------------------     -------   ------
                                                                         Integration-
                                                         Restructuring     Related
(A) Comprised of:                                           Charges        Charges
                                                         -------------   ------------
Increase in initial purchase price adjusted
pursuant to SFAS 38                                         $  --          $   --         $   --    $  --
Decrease in initial purchase price adjusted
   pursuant to SFAS 38                                         --              --             --       --
Initial charges                                               9.4           109.7           37.7     30.8
Increases and overages of estimated integration
   accruals recognized in income                               --              --             --      2.8
Reversals of estimated integration accruals
   recognized in income                                        --            (1.1)          (1.0)    (2.8)
                                                            -----          ------         ------    -----
                                                            $ 9.4          $108.6         $ 36.7    $30.8
                                                            =====          ======         ======    =====


The June 30, 1998 and 1997 balances of acquisition-related reserves are classified as follows (in millions):

                                                         June 30,
                                                    ------------------
                                                      1998       1997
                                                    --------    ------

Depreciable assets                                   $ 21.7      $ 4.1
Accounts payable, accrued expenses and other          192.0       26.0
Non-current liabilities                                18.1        7.8
                                                     ------      -----
                                                     $231.8      $37.9
                                                     ======      =====

NOTE C -- DISCONTINUED OPERATIONS

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

Revenues, related income (loss) and income tax benefits associated with the software business unit for the years ended June 30, 1997 and 1996 were as follows (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- (CONTINUED)



                                          Year Ended June 30,
                                         ---------------------
                                           1997         1996
                                         -------       -------

Revenues                                  $ 47.0       $ 75.9
                                          ======       ======

Operating loss, net of applicable
 tax benefits of $9.3 million and
 $20.4 million  in 1997 and 1996,
 respectively                             $(36.2)      $(69.0)

Gain on sale, net of income tax
 expense of $75.2 million                  112.8           --
                                          ------       ------

Income (loss) from discontinued
 operations                               $ 76.6       $(69.0)
                                          ======       ======


NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share data):

                                                                  Year Ended June 30,
                                                          ----------------------------------
                                                            1998         1997         1996
                                                          --------     --------     --------

Numerator:
   Income (loss) from continuing operations               $ (281.6)    $   (6.7)    $   63.5
   Dividends and accretion on 11%
    Exchangeable Preferred Stock                                                       (14.6)
   Dividends and accretion on Series A Preferred Stock        (4.8)        (4.8)        (4.8)
   Dividends on Series B Preferred Stock                      (9.3)        (9.3)        (3.2)
                                                          --------     --------     --------
   Numerator for basic and diluted earnings per share
    - Income (loss) from continuing operations
    available to Common Shareholders                      $ (295.7)    $  (20.8)    $   40.9
                                                          ========     ========     ========

Denominator:
   Denominator for basic earnings per share
    - weighted average shares                                 40.6         37.2         36.3

Effect of dilutive securities:
   Stock options                                                --           --          1.8
   Stock warrants                                               --           --          0.1
                                                          --------     --------     --------
   Dilutive potential common shares                             --           --          1.9
                                                          --------     --------     --------

   Denominator for diluted earnings per share
   - adjusted weighted-average
   shares and assumed conversions                             40.6         37.2         38.2
                                                          ========     ========     ========
   Basic earnings per share - continuing operations       $  (7.29)    $  (0.56)    $   1.13
                                                          --------     --------     --------
   Diluted earnings per share - continuing operations
                                                          $  (7.29)    $  (0.56)    $   1.07
                                                          ========     ========     ========

Options to purchase approximately 6.6 million shares of common stock and warrants to purchase approximately 7.5 million shares of common stock were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- (CONTINUED)



In connection with the acquisition of Olsy, the Company issued to Olivetti 5,000,000 Stock Appreciation Rights ("SARs"). Each Right entitles Olivetti to receive from the Company an amount equal to the higher of (a) $4.00 or (b) the difference between the fair market value per share of Common Stock on the date of exercise and $30.00 (the "Strike Price"). The Company may pay such amount in either cash or shares of Common Stock. The SARs can be exercised any time from March 2001 to March 2005. The SARs were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

For additional disclosures regarding the Series A Preferred stock, the Series B Preferred stock, the stock options and the warrants, see Notes G and I, respectively.

NOTE E--OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow (in millions):

                                                June 30,
                                           ------------------
                                             1998       1997
                                           -------    -------

Accounts receivable
      Billed                               $ 816.3    $ 226.2
      Unbilled                                43.3       36.0
                                           -------    -------
                                             859.6      262.2
      Less allowances                         20.9       17.9
                                           -------    -------
                                           $ 838.7    $ 244.3
                                           =======    =======
Inventories
      Finished products                    $  63.3    $   5.6
      Raw materials and work-in-process       55.6        7.8
      Service parts and supplies              49.4        1.1
                                           -------    -------
                                           $ 168.3    $  14.5
                                           =======    =======
Depreciable assets
      Land                                 $   3.5    $   4.5
      Buildings and improvements             106.5       25.0
      Machinery and equipment                122.0       84.9
      Spare parts                            137.8      140.3
                                           -------    -------
                                             369.8      254.7
      Less accumulated depreciation          155.7      131.7
                                           -------    -------
                                           $ 214.1    $ 123.0
                                           =======    =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- (CONTINUED)



                                                                    June 30,
                                                               ------------------
                                                                 1998       1997
                                                               -------    -------

Intangible assets
      Trademarks                                               $  39.0    $    --
      Patents                                                      4.6        4.1
      Computer software                                           56.7        0.3
      Installed base - service                                    45.2       61.6
      License agreements                                          15.4       15.4
      Assembled workforce                                          7.1       13.9
      Goodwill                                                   373.2      266.1
                                                               -------    -------
                                                                 541.2      361.4
      Less accumulated amortization                               92.5       49.8
                                                               -------    -------
                                                               $ 448.7    $ 311.6
                                                               =======    =======

Accrued expenses and other current liabilities
      Accrued expenses                                         $ 250.0    $ 126.5
      Compensation and benefits                                   56.1       57.9
      Restructuring, reorganization and acquisition-related      192.1       28.7
      Warranty accruals                                           39.0        1.5
      Income and other taxes                                      77.6       15.5
      Other                                                      138.2        1.2
                                                               -------    -------
                                                               $ 753.0    $ 231.3
                                                               =======    =======

Other long-term liabilities
      Postretirement                                           $  16.1    $  16.8
      Pension                                                     94.3        7.1
      Facilities                                                   6.5        9.2
      Restructuring, reorganization and acquisition-related       18.1        7.8
      Insurance                                                    7.7        5.6
      Deferred compensation and benefits                          99.0         --
      Deferred taxes                                              21.2       22.1
      Other                                                        9.7       29.4
                                                               -------    -------
                                                               $ 272.6    $  98.0
                                                               =======    =======


NOTE F -- IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In accordance with FAS 121, the Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- (CONTINUED)



During the fourth quarter of fiscal 1998, the Company identified an impairment of the goodwill associated with the commercial outsourcing portion of I-NET, based upon estimated undiscounted cash flows over the remaining useful life of the asset. The impairment was the result of significantly lower than expected revenue and margin growth in the post acquisition period which are currently projected to grow at a rate insufficient to recover the carrying value of the related goodwill. The cash flows associated with the I-NET commercial outsourcing business were discounted at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in a charge of $114.8 million to amortization expense. The remaining net asset of $18.2 million associated with commercial outsourcing will be amortized over its remaining useful life based on current projections and the Company's plans for this business.

Also during the fourth quarter of fiscal 1998, the Company identified an impairment of the installed customer service base and assembled workforce acquired in the Bull HN Information Systems acquisition based upon estimated undiscounted cash flows over the remaining useful life of the assets. The impairment was the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from main frame systems to networked technology. The cash flows associated with the installed customer service base and assembled workforce acquired in the Bull purchase were discounted at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in charges of $16.3 million and $3.7 million respectively. The remaining balance of $14.5 million relating to the installed customer service base and of $3.4 million relating to the assembled workforce will be amortized over 4.25 years and 6.75 years, respectively, based on current projections of the decline rate.

During the third quarter of fiscal 1998, the Company identified an impairment of the value of the assembled workforce at BISS U.K. based upon the faster than expected attrition of the acquired workforce. A charge of $1.8 million was taken in the third quarter, and there is no remaining value associated with the acquired workforce.

The writedown of the I-NET, Bull and BISS assets is included with Amortization of intangibles - acquisition and fresh-start in the Consolidated Statements of Operations for the year ended June 30, 1998.

In fiscal 1997, the Company evaluated the ongoing value of certain software licenses and the related goodwill that were the result of the Bull acquisition, and determined that assets with a carrying amount of $21.3 million were impaired and wrote them down by $14.4 million to their carrying value of $6.9 million. In order to determine the carrying value of these assets, the Company discounted future cash flows at the Company's weighted average cost of capital. The impairment is due to an accelerated conversion by a major client to other systems which became evident in February 1997. The writedown of these assets is included with Amortization of intangibles - acquisition and fresh-start in the Consolidated Statements of Operations for the year ended June 30, 1997.

While the Company believes it has reduced these assets to their proper carrying values, changes in estimates of future undiscounted cash flows could result in a future requirement to further reduce the carrying value of those or other assets to fair value.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- FINANCING ARRANGEMENTS



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

BORROWING ARRANGEMENTS:

Borrowings due consisted of (in millions):

                                                 June 30,
                                            ------------------
                                              1998       1997
                                            -------    -------

Revolving Credit Facility                   $ 110.6     $   --

Capital lease obligations                      32.6         --

Notes payable to former shareholders
  of I-NET, non-interest bearing,
  paid November 1997                             --       63.3
                                            -------    -------
                                              143.2       63.3
                 Less current maturities       26.3       63.3
                                            -------    -------
                                            $ 116.9     $   --
                                            =======    =======

Interest paid amounted to $8.1 million, $2.9 million and $2.4 million for the years ended June 30, 1998, 1997 and 1996 and is primarily related to notes payable to selling shareholders of acquired businesses and to the revolving credit facility described below. The weighted average interest rate on borrowings outstanding at June 30, 1998 was 7.03%.

On March 13, 1998, the Company entered into a revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including
$200.0 million of borrowing capacity to support letters of credit. Interest on the borrowings is based on the LIBOR rate plus 0.75% to 1.50%, depending on the Company's leverage ratio. Fees and expenses associated with the new facility amounted to $7.2 million in fiscal 1998, approximately $3.5 million of which was charged to interest expense in the third quarter, representing that portion of the facility used to replace the existing $225.0 million facility. The BTC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and level of indebtedness. The Company was in compliance with these

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- (CONTINUED)



covenants as of June 30, 1998. In addition to providing financing for the Olsy acquisition, the credit facility will be used for general corporate purposes. As of June 30, 1998, borrowings of $110.6 million and letters of credit aggregating $8.8 million were outstanding under the agreement. The financing is secured by substantially all of the Company's domestic assets and partial pledges of selected international subsidiaries.

NOTE H -- INCOME TAXES

Pretax income/(loss) from continuing operations is as follows (in millions):

                                                   Year Ended June 30,
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------

Domestic                                   $(261.3)     $ (49.8)     $  56.0
Foreign                                       (6.2)        27.5         38.9
                                           -------      -------      -------
Total                                      $(267.5)     $ (22.3)     $  94.9
                                           =======      =======      =======


The provision for income taxes consisted of (in millions):

                                                   Year Ended June 30,
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------

Continuing operations                      $  13.4      $ (15.6)     $  31.4
Discontinued operations                         --         65.9        (20.4)
                                           -------      -------      -------
Net income tax provision                   $  13.4      $  50.3      $  11.0
                                           =======      =======      =======


The income tax provision (benefit) from continuing operations consists of the following:

                                                   Year Ended June 30,
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------

Current:
  Federal                                  $   0.1      $   3.5       $   --
  Non-US                                       3.9          2.2          0.7
  State                                         --          1.5           --
Deferred:
  Federal                                       --        (23.3)        20.4
  Non-US                                       9.4          4.6           --
  State                                         --         (4.1)          --
Change in valuation allowance                   --           --         (2.5)
Tax benefit applied to reduce
  reorganization value in excess
  of amounts allocated to identifiable
  intangible assets and goodwill                --           --         12.8
                                           -------      -------      -------
                                           $  13.4      $ (15.6)     $  31.4
                                           =======      =======      =======


The provisions (benefit) for income taxes from continuing operations differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)

                                                        Year Ended June 30,
                                                ---------------------------------
                                                  1998         1997         1996
                                                -------      -------      -------

Taxes at statutory rate of 35%                  $ (93.9)     $  (7.8)     $  33.2
Amortization of excess reorganization value          --          0.9          2.4
Non-deductible expenses                            70.5          1.8          2.0
Foreign tax differential                            2.6         (0.6)         0.7
State taxes                                          --         (2.6)          --
Loss carryforwards not currently utilizable        35.5          1.7          3.7
Loss carryforwards utilized                        (4.2)        (6.7)        (5.3)
Change in Valuation allowance                        --           --         (2.5)
Other, net                                          2.9         (2.3)        (2.8)
                                                -------      -------      -------
                                                $  13.4      $ (15.6)     $  31.4
                                                =======      =======      =======

The significant components of deferred tax assets and liabilities are as follows (in millions):

                                                   Year Ended June 30,
                                                  --------------------
                                                    1998         1997
                                                  -------      -------

Net operating loss and credit carryforwards       $ 667.7      $ 477.2
Accrued restructuring expenses                       91.0         43.7
Capitalized research and development expenses         2.1          8.3
Depreciation                                         34.1         17.8
Provision for doubtful accounts                      13.3           --
Other                                                41.0         52.1
                                                  -------      -------
       Gross deferred tax assets                    849.2        599.1
                                                  -------      -------

Goodwill and other acquired intangibles             (10.9)       (12.7)
Other                                               (32.5)       (57.8)
                                                  -------      -------
       Gross deferred tax liabilities               (43.4)       (70.5)
                                                  -------      -------
       Valuation allowance                         (772.2)      (488.5)
                                                  -------      -------
       Net deferred tax asset                     $  33.6      $  40.1
                                                  =======      =======

The decrease in the net deferred tax asset balance during fiscal 1998 was due primarily to the utilization of net operating losses in connection with operating income earned in certain foreign locations.

Although realization is not assured, management believes that the net deferred tax asset will be realized. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent tax net operating loss carryforwards from expiring unused. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Under fresh start reporting, any tax benefits for cumulative temporary differences and tax basis net operating loss carryforwards existing at September 30, 1993, will not reduce the tax provision for income taxes, but instead, have reduced reorganization value in excess of amounts allocated to identifiable intangible assets to zero, and thereafter will increase capital in excess of par value.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)



Tax benefits which are substantially recognized through a reduction in the valuation allowance will be recorded as follows (in millions):

                                                     Year Ended June 30,
                                              -------------------------------
                                                1998        1997        1996
                                              -------     -------     -------

Reorganization value in excess of amounts
  allocated to identifiable assets            $    --     $    --     $  13.7
Goodwill and other non-current
  intangible assets                             111.9          --        65.5
Capital in excess of par value                  360.7       325.4       298.3
Income tax benefit to be reported
  in the Statement of Operations                299.6       163.1       145.2
                                              -------     -------     -------
                                              $ 772.2     $ 488.5     $ 522.7
                                              =======     =======     =======

If the Company experiences a change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation will be placed upon the Company's ability to realize the benefit of its U.S. net operating loss carryforwards.

U.S. federal income taxes have not been provided on approximately
$184.7 million, $125.0 million and $119.4 million of earnings on non-U.S. subsidiaries at June 30, 1998, 1997 and 1996, respectively, since such amounts are considered to be permanently reinvested.

At June 30, 1998, the Company and its subsidiaries have tax basis net operating loss carryforwards of approximately $1.7 billion and tax credit carryforwards of approximately $72.1 million that are available to offset future taxable income.

Tax basis loss carryfowards and tax credit carryforwards expire as follows (in millions):

                                                                      2004
                          1999     2000    2001    2002     2003    & Beyond
                         ---------------------------------------------------

U.S. tax basis loss
  carryforwards          $   --   $  --   $  --   $103.8   $153.6    $457.7
Non-U.S. tax loss
  carryforwards          $104.3   $81.9   $58.8   $ 69.3   $ 98.7    $541.4
Investment tax credits
  and R&D tax credit
  carryforwards          $ 26.3   $20.7   $13.8   $  3.4   $  4.2    $  3.7

Net taxes paid amounted to $5.7 million for the year ended June 30, 1998, $6.7 million for the year ended June 30, 1997 and $0.9 million for the year ended June 30, 1996.

NOTE I -- STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK: On April 22, 1998, the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on May 1, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Series C preferred

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)



Stock"), par value $0.01 per share, at a purchase price of $120.00, subject to adjustment. Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur within a predetermined time after the occurrence of one of several specific Triggering Events. The Rights are not exercisable until the Distribution Date and will expire at the close of business on April 22, 2008, unless earlier redeemed or exchanged by the Company. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

SERIES B PREFERRED STOCK: On February 27, 1996, the Company completed a private placement of 2,875,000 Depositary Shares, each representing a 1/20 interest in a share of 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), $0.01 par value per share, for $138.3 million, net of issuance costs. Each share of Series B Preferred Stock is convertible at the option of the holder into Common Stock of the Company at a conversion price of $26.5625 per share of Common Stock subject to adjustment for dividends payable in Common Stock, the issuance of rights or warrants to purchase Common Stock, the subdivision, combination or reclassification of Common Stock and the distribution of other assets to all the holders of Common Stock. Upon conversion, the Series B Preferred Stock is convertible into a total of 5.4 million shares of Common Stock. The Series B Preferred Stock may not be redeemed before March 1, 1999. Thereafter, the Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid dividends. Each Depositary Share entitles the holder to 1/20th of one vote. Cash dividends are cumulative at the rate of $65.00 per annum per share ($3.25 per annum per Depositary Share) payable quarterly in arrears.

COMMON STOCK: The Company's authorized Common Stock consists of 100 million shares, $0.01 par value per share. Holders of the Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. The common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been paid to date. The rights, preferences and privileges of holders of the Common Stock are subject to, and may be adversely affected by, the rights of holders of shares of the outstanding Series A and Series B Preferred Stock, as well as any other series of preferred stock that the Company may designate and issue in the future.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)



STOCK APPRECIATION RIGHTS: In connection with the acquisition of Olsy, the Company issued to Olivetti 5,000,000 Stock Appreciation Rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005. The SARs are redeemable in cash or common stock at the Company's election. At the time of issuance, the SARs were valued at $41.8 million.

In connection with the sale of its software business to Kodak, the Company issued to Microsoft a stock appreciation right ("SAR") to purchase 1,000,000 shares of Common Stock at an exercise price of $23.00 per share, exercisable at any time beginning 90 days after the closing and expiring on the redemption date of the Series A Preferred Stock. If and when exercised, the SAR will be closed out on a net share basis.

STOCK OPTIONS: The Company has a series of stock incentive option plans for directors and eligible employees on terms and vesting schedules as may be set from time to time by the Organization, Compensation, and Nominating Committee of the Board of Directors. Options granted to date generally vest ratably over three to four years from the date of the grant provided the employee continues to be employed by the Company, and expire seven or ten years after the date of the grant.

1995 EMPLOYEES' STOCK PURCHASE PLAN: On January 25, 1995, the Company's stockholders approved the 1995 Employees' Stock Purchase Plan (the "1995 Plan"). As amended, the 1995 Plan permits purchases on a voluntary basis by eligible employees of up to 809,607 shares of Common Stock of the Company. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above of the parent company, are eligible to participate in the 1995 Plan. The purchase price is 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever is lower.

PRO FORMA ACCOUNTING FOR STOCK-BASED COMPENSATION: In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 123 encourages companies to adopt the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period.

In accordance with FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates ranging from 5.40% to 6.06%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 39%; and weighted average expected life of 3.8 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)



                                                    Year Ended June 30,
                                              1998         1997         1996
                                            --------     --------     --------

Pro forma income (loss) (in millions)
  Continuing operations                     $ (287.7)    $  (13.4)    $   60.8
  Net income                                $ (287.7)    $   63.3     $   (8.2)

Pro forma earnings (loss) per share
  Basic
    Continuing operations                   $  (7.44)    $  (0.45)    $   1.05
    Net income                              $  (7.44)    $   1.31     $  (0.85)
  Diluted
    Continuing operations                   $  (7.44)    $  (0.32)    $   1.05
    Net income                              $  (7.44)    $   1.30     $  (0.85)

  Weighted average fair value of options
    granted during the period               $   8.25     $   8.56     $   6.36

During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future quarters or years because the options granted by the Company vest over several years and additional awards may be made in future years.

Presented below is a summary of the status of the stock option plans and the related transactions:

                                                           Year Ended June 30,
                                             1998                  1997                   1996
                                    -------------------------------------------------------------------
                                                Weighted               Weighted               Weighted
                                                Average                 Average                Average
                                      Shares     Price      Shares       Price       Shares     Price
                                    -------------------------------------------------------------------
Options outstanding at beginning
  of year                           5,987,055   $ 14.68    4,601,997   $ 12.45    3,453,001   $  9.73
Granted                             2,190,800   $ 23.07    2,820,143   $ 17.62    2,175,750   $ 15.66
Exercised                             756,279   $ 11.93      773,033   $ 11.28      598,472   $  8.41
Canceled                              461,973   $ 17.27      662,052   $ 15.97      428,282   $ 12.20
                                    ---------              ---------              ---------
Options outstanding at end of year  6,959,603   $ 17.53    5,987,055   $ 14.68    4,601,997   $ 12.45
                                    =========              =========              =========

Options exercisable at end of year  3,101,432              1,958,781              1,039,665
                                    =========              =========              =========

At June 30, 1998, 1997 and 1996, 2,914,047, 373,930 and 1,942,421 shares, respectively, were available for future grants under stock option plans.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)



The following table summarizes information about stock options outstanding at June 30, 1998:

                           Options Outstanding          Options Exercisable
                    ---------------------------------  --------------------
                                Weighted-
                                 Average
                                Remaining   Weighted-             Weighted-
                               Contractual    Average               Average
 Range of Exercise                 Life      Exercise              Exercise
      Prices          Shares     (Years)       Price     Shares      Price
------------------  ---------------------------------  --------------------

 $ 0.07 - $ 0.07       60,293        8.2      $ 0.07      50,858    $ 0.07
 $ 0.96 - $ 0.96        1,830        5.3      $ 0.96         457    $ 0.96
 $ 7.35 - $10.22      644,280        5.5      $ 7.44     644,280    $ 7.44
 $11.15 - $16.63    1,851,472        6.9      $13.59   1,504,723    $13.43
 $16.88 - $25.18    3,878,228        7.7      $20.15     901,114    $18.68
 $26.31 - $30.94      523,500        6.8      $26.51          --        --
 ---------------    ---------        ---      ------   ---------    ------
 $ 0.07 - $30.94    6,959,603        7.2      $17.52   3,101,432    $13.49
                    =========                          =========


NOTE J -- POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS (U.S.): The Company has two frozen defined benefit plans in the United States. As a result of freezing all future benefits under both U.S. plans, no increase in compensation is assumed for either plan subsequent to the dates that the plans were frozen. The Company also has two non-frozen defined benefit plans in the U.S. related to the Olsy acquisition. Amounts related to the Olsy plans are included in the 1998 amounts.

U.S. net pension cost (credits) consisted of (in millions):

                                                  Year Ended June 30,
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------

Service cost                               $   0.6       $   --      $   0.6
Interest cost                                  8.5          7.7          7.0
Actual return on assets                      (19.9)        (8.7)       (10.3)
Other, net                                     9.3         (0.1)         3.0
                                           -------      -------      -------
                                           $  (1.5)     $  (1.1)     $   0.3
                                           =======      =======      =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- (CONTINUED)

The funded status of the U.S. plans was (in millions):

                                                    June 30,
                                              --------------------
                                               1998          1997
                                              -------      -------

Fair value of plan assets                     $ 144.5      $ 114.4
Projected benefit obligation                   (159.5)       (99.3)
                                              -------      -------
Plan assets greater (less) than projected
 benefit obligation                             (15.0)        15.1
Unrecognized net (gain) loss                      6.5        (13.8)
Unrecognized net transition asset                (0.4)        (0.5)
                                              -------      -------
Prepaid (accrued) pension costs               $  (8.9)     $   0.8
                                              =======      =======
Accumulated benefits                          $ 156.2      $  99.3
                                              =======      =======
Vested benefits                               $ 155.8      $  99.3
                                              =======      =======

DEFINED BENEFIT PLANS (FOREIGN): The Company has various defined benefit plans in foreign countries, including several in connection with the Olsy acquisition. The Company's international subsidiaries maintain defined benefit pension plans that provide plan benefits primarily based on the employee's compensation during the last years before retirement and the number of years of service. The Company has plans under which funds are deposited with trustees, annuities are purchased under group contracts, or reserves are provided. In certain countries the funding of pension plans is not a common practice, consequently, the Company has pension plans which are under-funded. Amounts related to the Olsy acquisition are included in the 1998 amounts effective from the date of acquisition.

Non-U.S. net pension cost (credits) consisted of (in millions):

                                                Year Ended June 30,
                                        -----------------------------------
                                          1998          1997          1996
                                        -------       -------       -------

Service cost                            $   3.2       $   0.4       $   1.9
Interest cost                               5.0           1.2           2.4
Actual return on assets                    (6.4)         (3.5)         (3.7)
Other, net                                  2.6           2.3           0.4
                                        -------       -------       -------
                                        $   4.4       $   0.4       $   1.0
                                        =======       =======       =======

The funded status of non-U.S plans was (in millions):

                                                  Ended June 30,
                                      --------------------------------------
                                                 1998                 1997
                                      --------------------------    --------
                                         Assets      Accumulated
                                         exceed        benefits
                                      accumulated       exceed
                                        Benefits        Assets
                                      -----------    -----------
Fair value of plan assets               $ 244.1       $  49.4       $  16.7
Projected benefit obligation             (237.5)       (108.9)        (16.5)
                                        -------       -------       -------
Plan assets in excess (deficiency)
 over projected benefit obligation          6.6         (59.5)          0.2
Unrecognized net (gain) loss               (3.7)          0.6           3.3
                                        -------       -------       -------
Prepaid (accrued) pension costs         $  10.3       $ (60.1)      $  (3.1)
                                        =======       =======       =======
Accumulated benefits                    $ 206.0       $  95.1       $  15.9
                                        =======       =======       =======
Vested benefits                         $ 163.9       $  39.2       $  12.7
                                        =======       =======       =======

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- (CONTINUED)



The net accrued pension costs at June 30, 1998 is primarily related to a certain non-U.S. pension plan assumed in connection with the Olsy transaction. In connection with the Stock Purchase Agreement between the Company and Olivetti, Olivetti has agreed to reimburse the Company, at a time stipulated in the agreement, for the net after tax amount of such unfunded liability.

During 1997, the Company converted four of its defined benefit pension plans related to its Australian and Canadian subsidiaries to defined contribution plans. The accrued benefits for plan members were transferred to the defined contribution plans. A net gain of $1.1 million was recognized for the curtailment and settlement of the plans.

The following assumptions were used to measure the projected benefit obligation for the defined benefit pension plans:

                                     June 30, 1998        June 30, 1997       June 30, 1996
                                  ------------------   ------------------   -----------------
                                   U.S.    Non-U.S.    U.S.     Non-U.S.     U.S.     Non-U.S.
                                  Plans     Plans      Plans      Plans     Plans      Plans
                                  -----   ----------   -----   ----------   -----     --------

Discount rate                      7.0%   2.4%-14.0%   8.25%   6.3%-12.0%    8.0%   6.8% - 12.0%
Average increase in
  compensation levels              4.0%   1.9%-11.5%    0.0%    3.0%-9.0%    0.0%   7.5% - 12.0%
Expected long-term rate of
  return for plan assets           9.5%   4.0%-16.0%    9.0%   8.0%-12.0%    8.0%   7.5% - 12.0%

Plan assets consist principally of equity and fixed income investments. Annual cost is determined using the projected unit credit actuarial method.

DEFINED CONTRIBUTION PLANS: The Company has several defined contribution plans which cover substantially all employees in the United States and certain non-U.S. subsidiaries. Contributions are generally based on fixed amounts of eligible compensation ("Basic Contribution"). The Company may make an additional contribution when its operating income exceeds 4% of revenue, which is based on a percentage of the Basic Contribution. No additional contribution was made by the Company in any of the years ended June 30, 1998, 1997 or 1996. The Company's expense for U.S. and non-U.S. plans totaled $9.9 million for the year ended June 30, 1998, $13.8 million for the year ended June 30, 1997 and $9.6 million for the year ended June 30, 1996. Non-U.S. employees are covered by defined contribution and/or defined benefit pension plans in several countries, in accordance with applicable government regulations and local practices.

ITALIAN TFR: Under Italian law, deferred compensation accrues in favor of employees and agents which they (or in the case of their death, their heirs) are entitled to collect upon termination of employment or under certain other circumstances. The amount payable related to each year's services is calculated on the basis of the renumeration for that year and will be subject to annual revaluations based on increases in the Italian cost-of-living index. Included in other liabilities as of June 30, 1998 is approximately $92 million, which is unfunded.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- INDUSTRY, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION


INDUSTRY SEGMENT INFORMATION: The Company operates primarily in one industry segment, which includes providing customers in approximately 140 countries with information technology services, including electronic commerce, software application integration, network architecture, design and consulting services, network integration, network security management, help desk support, maintenance and installation, warranty and procurement.

GEOGRAPHIC INFORMATION: Transfer prices to non-U.S. sales subsidiaries, combined with supplemental commission and expense reimbursement arrangements, are intended to produce profit margins commensurate with the sales and service effort associated with the products sold, and are comparable to prices charged to unaffiliated distributors.

SIGNIFICANT CUSTOMER: The Company had revenues from the U.S. government and its agencies of approximately $383 million, $385 million and $228 million for the years ended June 30, 1998, 1997 and 1996, respectively. The majority of these revenues were in the United States geographic area.

Certain information on a geographic basis follows (in millions):

                                                          Year Ended June 30,
                                                  ----------------------------------
                                                    1998         1997         1996
                                                  --------     --------     --------

Revenues from unaffiliated customers:
  United States, including direct export sales    $  893.9     $  858.9     $  537.6
  Other Americas                                      86.8         69.4         63.8
  Europe/Africa/Middle East                          689.9        216.5        251.1
  Asia/Pacific                                       216.4        123.6        161.4
                                                  --------     --------     --------
                                                  $1,887.0     $1,268.4     $1,013.9
                                                  ========     ========     ========
Interarea transfers:
  United States                                   $   10.5     $   14.8     $   13.9
  Other Americas                                       0.2           --           --
  Europe/Africa/Middle East                             --          0.3          0.1
  Asia/Pacific                                         0.7          0.1           --
                                                  --------     --------     --------
                                                  $   11.4     $   15.2     $   14.0
                                                  ========     ========     ========
Income (loss) from continuing operations
  before income taxes and minority interests:
   United States                                   $ (258.8)    $  (52.2)    $   46.8
   Other Americas                                      8.3          6.1         10.0
   Europe/Africa/Middle East                          (1.4)        17.4         18.3
   Asia/Pacific                                      (15.6)         6.4         19.8
                                                  --------     --------     --------
                                                  $ (267.5)    $  (22.3)    $   94.9
                                                  ========     ========     ========

The income (loss) from continuing operations before income taxes for the years ended June 30, 1998, 1997 and 1996 included $118.0 million, $36.3 million and $(1.1) million, respectively, of net acquisition-related, Chapter 11-related and restructuring charges (credits).

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - (CONTINUED)

                                                      June 30,
                                               ---------------------
                                                 1998        1997
                                               --------     --------
Identifiable assets (excluding intercompany):
United States                                  $  720.1     $  732.3
Other Americas                                     59.7         44.1
Europe/Africa/Middle East                       1,234.4        204.5
Asia/Pacific                                      189.9         53.9
Eliminations and other                            (14.9)          --
                                               --------     --------
                                               $2,189.2     $1,034.8
                                               ========     ========

NOTE L -- COMMITMENTS AND CONTINGENCIES

LEASES: Rental expense for the three fiscal years ended June 30, 1998, 1997 and 1996 was $45.1 million, $33.8 million and $28.2 million respectively.

Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in millions):

                                  Year Ended June 30,
                         -------------------------------------
                          1999    2000    2001    2002    2003   Thereafter
                         -----   -----   -----   -----   -----   ----------
Future minimum lease
  commitments on
  noncancelable leases   $72.5   $54.1   $33.9   $19.8   $13.3     $47.5

Future minimum
  sublease income        $ 9.4   $ 4.4   $ 3.7   $ 2.8   $ 2.1     $ 5.7

These future minimum lease commitments include approximately $56 million, net of sublease income, related to facilities the Company has elected to abandon in connection with the restructuring and acquisition-related initiatives.

FOREIGN CURRENCY GAINS (LOSSES): Foreign currency exchange and translation gains or losses were insignificant for the years ended June 30, 1998, 1997 and 1996.

FORWARD EXCHANGE CONTRACTS: The Company had no forward exchange contracts at either June 30, 1998 or 1997. Market risk arises from fluctuation of currency rates during the period that contracts are outstanding.

LITIGATION: Prior to its filing for Chapter 11 protection in August of 1992, from which it successfully emerged in September of 1993, the Company was a defendant in a number of other lawsuits arising from the conduct of its business. Substantially all such suits were stayed while the Company operated under Chapter 11. Claims in such suits relating to periods prior to the Company's filing under Chapter 11 are being extinguished and, to the extent allowed, have been provided for under the Reorganization Plan. The Company also is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all litigation will be material to the Company's consolidated financial position, results of operations, or cash flows.

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -- FAIR VALUE OF FINANCIAL INSTRUMENTS



The Company's financial instruments consist of cash and cash equivalents, forward exchange contracts, long- and short-term debt, warrants, stock appreciation rights and preferred stock. The carrying amounts reported in the balance sheets for cash and cash equivalents, forward exchange contracts and long and short-term debt approximate their fair value. The fair value of the Company's publicly traded warrants is determined by the closing price on a nationally recognized exchange. The fair value of the warrants was approximately $63.0 million and $45.1 million at June 30, 1998 and 1997, respectively. The carrying value of the Company's Series A Preferred Stock approximates fair value at June 30, 1998 and 1997. The fair value of the Company's SARs is determined by the Black Scholes pricing (with assumptions consistent to those shown in Note
I). The fair value of the SARs was approximately $50 million and $5 million at June 30, 1998 and 1997, respectively.

NOTE N -- REORGANIZATION AND RESTRUCTURING EXPENSES

Reorganization expenses relate to the reorganization and restructuring of the Company in connection with its emergence from Chapter 11 and the implementation of its Reorganization Plan.

In conjunction with its emergence from Chapter 11, an accrual of $17.8 million was recorded, representing the estimated amount of the Predecessor Company's liabilities that would be settled in cash.

The activity related to the accruals for reorganization and restructuring activities accruals is summarized in the following table (in millions):

                                                Fiscal 1996 Activity
                             ----------------------------------------------------------
                                        Charges/
                                       (reversals)
                                       changes in
                              Balance   estimates                               Balance
                             June 30,    and new                   Currency    June 30,
                               1995    initiatives  Utilization   Translation    1996
                             --------  -----------  -----------   -----------  --------

Accrued reorganization        $ 1.4     $ (1.1)       $ (0.3)                   $  --
Chapter 11 accounts payable     2.4       (2.2)           --                      0.2

Restructuring
  Facilities                   10.2        3.3          (7.0)        $  --        6.5
  Depreciable Assets            3.7        0.1          (3.0)         (0.2)       0.6
  Workforce-related             3.6       (0.2)         (2.2)         (0.1)       1.1
  Other                         6.4       (1.0)         (3.5)           --        1.9
                              -----     ------        ------         -----      -----
Reorganization and
 restructure-related
   accruals                   $27.7     $ (1.1)(A)    $(16.0)        $(0.3)     $10.3
                              =====     ======        ======         =====      =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - (CONTINUED)



                                                Fiscal 1997 Activity
                             ----------------------------------------------------------
                                        Charges/
                                       (reversals)
                                       changes in
                              Balance   estimates                               Balance
                             June 30,    and new                   Currency    June 30,
                               1995    initiatives  Utilization   translation    1996
                             --------  -----------  -----------   -----------  --------

Accrued reorganization        $  --     $ 1.3         $(1.3)                    $  --
Chapter 11 accounts payable     0.2        --            --                       0.2
Restructuring
  Facilities                    6.5        --          (4.0)         $  --        2.5
  Depreciable Assets            0.6        --          (0.6)            --         --
  Workforce-related             1.1        --          (1.1)            --         --
  Other                         1.9        --          (1.5)            --        0.4
                              -----     -----         -----          -----      -----
Reorganization and
  restructure-related
  accruals                    $10.3     $ 1.3(A)      $(8.5)         $  --      $ 3.1
                              =====     =====         =====          =====      =====


                                                Fiscal 1998 Activity
                             ----------------------------------------------------------
                                        Charges/
                                       (reversals)
                                       changes in
                              Balance   estimates                               Balance
                             June 30,    and new                   Currency    June 30,
                               1995    initiatives  Utilization   translation    1996
                             --------  -----------  -----------   -----------  --------

Accrued reorganization        $  --     $  --         $   --                    $  --
Chapter 11 accounts payable     0.2        --           (0.1)                     0.1
Restructuring
  Facilities                    2.5        --           (2.5)        $  --         --
  Depreciable Assets             --        --             --            --         --
  Workforce-related              --        --             --            --         --
  Other                         0.4        --             --            --        0.4
                              -----     -----         ------         -----      -----
Reorganization and
  restructure-related
  accruals                    $ 3.1     $  --(A)      $ (2.6)        $  --      $ 0.5
                              =====     =====         ======         =====      =====

WANG LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- (Continued)



(A) Comprised of:

                                             1996        1997       1998
                                           -------     -------    -------

Initial provisions for reorganization
  and restructuring actions                $    --     $    --    $    --
Increases due to changes in
  reorganization or restructuring plans
Decreases due to changes in
  reorganization or restructuring plans       (2.2)

Increases and overages of estimated
  costs of plans                               3.4

Incremental costs related to ongoing
  Chapter 11 administration                                1.3

Reversals of estimated costs of plans         (2.3)
                                           -------     -------    -------
                                           $  (1.1)    $   1.3      $  --
                                           =======     =======    =======

Periodically, the accruals related to the reorganization and restructure-related charges are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. No adjustments for changes in estimates were required during fiscal 1998.

At June 30, 1997, an additional charge of $1.3 million for incurred incremental Chapter 11-related expense was recorded.

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

Additionally, review of the restructure accruals during fiscal 1996 identified net additional facilities change in estimate charge of $3.3 million was required due to the Company's lack of success in subleasing certain properties or otherwise terminating its leases in Europe. This charge is included in the line "Other restructuring charges (credits)" in the Consolidated Statements of Operations.

The June 30, 1998 and 1997 balances of the restructuring accruals are classified as follows (in millions):

                                                     June 30,
                                                ------------------
                                                  1998       1997
                                                -------    -------
Depreciable assets                              $    --    $    --
Accounts payable, accrued expenses and other         --        2.5
Liabilities of businesses held for sale             0.4        0.4
Non-current liabilities                              --         --
                                                -------    -------
                                                $   0.4    $   2.9
                                                =======    =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in millions except per share data)


Three months ended                                            September 30   December 31      March 31       June 30
---------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1998

Revenues                                                        $ 312.2        $ 338.9        $ 402.6        $ 833.3
Costs                                                             246.0          260.9          318.3          667.6
Expenses                                                           49.8           54.7           93.7          168.5
Amortization of intangibles - acquisition                           6.3            6.3            8.5          161.6
Acquisition-related charges (credits)                                --             --           14.0           83.3
Restructuring charges (credits)                                      --             --            9.2           11.5
                                                                -------        -------        -------        -------
Operating income (loss)                                            10.1           17.0          (41.1)        (259.2)
Interest and other (income) expense - net                          (7.7)          (2.4)           3.8            1.3
Provision (benefit) for income taxes                                6.4            7.0             --             --
                                                                -------        -------        -------        -------
Net income (loss)                                                  11.4           12.4          (44.9)        (260.5)
Dividends and accretion - preferred stock                          (3.5)          (3.6)          (3.5)          (3.5)
                                                                -------        -------        -------        -------
Net income (loss) applicable to common stockholders             $   7.9        $   8.8        $ (48.4)       $(264.0)
                                                                =======        =======        =======        =======
Net income (loss) per share:
   Basic                                                        $  0.21        $  0.23        $ (1.22)       $ (5.73)
                                                                =======        =======        =======        =======
   Diluted                                                      $  0.20        $  0.22        $ (1.22)       $ (5.73)
                                                                =======        =======        =======        =======


YEAR ENDED JUNE 30, 1997

Revenues                                                        $ 272.7        $ 342.4        $ 315.1        $ 338.2
Costs                                                             196.1          261.0          242.9          261.0
Expenses                                                           50.8           52.9           81.2           62.0
Amortization of intangibles - acquisition and fresh-start           9.0           10.5           22.7            4.8
Acquisition-related charges (credits)                              27.4             --            8.6           (1.0)
Chapter 11-related charges (credits)                                 --             --             --            1.3
Other restructuring charges (credits)                                --             --             --             --
                                                                -------        -------        -------        -------
Operating income (loss)                                           (10.6)          18.0          (40.3)          10.1
Interest and other (income) expense - net                            --            1.6            2.7           (4.8)
Provision (benefit) for income taxes                                1.7            1.3          (21.1)           2.5
                                                                -------        -------        -------        -------
Income (loss) from continuing operations                          (12.3)          15.1          (21.9)          12.4
Income (loss) from discontinued operations
                                                                  (14.1)         (10.6)         101.3             --
                                                                -------        -------        -------        -------
Net income (loss)                                                 (26.4)           4.5           79.4           12.4
Dividends and accretion - preferred stock                          (3.5)          (3.5)          (3.6)          (3.5)
                                                                -------        -------        -------        -------
Net income (loss) applicable to common stockholders             $ (29.9)       $   1.0        $  75.8        $   8.9
                                                                =======        =======        =======        =======
Net income (loss) per share:
   Basic
      Continuing operations                                     $ (0.43)       $  0.32        $ (0.69)       $  0.24
      Discontinued operations                                     (0.39)         (0.29)          2.74             --
                                                                -------        -------        -------        -------
        Net Income                                              $ (0.82)       $  0.03        $  2.05        $  0.24
                                                                =======        =======        =======        =======
   Diluted
      Continuing operations                                     $ (0.43)       $  0.30        $ (0.69)       $  0.23
      Discontinued operations                                     (0.39)         (0.27)          2.74             --
                                                                -------        -------        -------        -------
        Net income (loss)                                       $ (0.82)       $  0.03        $  2.05        $  0.23
                                                                =======        =======        =======        =======

                                                                       EXHIBIT D


Wang Laboratories, Inc. and Subsidiaries

SCHEDULE II - Valuation and Qualifying Accounts (in millions)



                                                  Additions
                                   ---------------------------------------
                                                                Charged to
                                    Balance at    Charged to       Other                       Balance at
                                     Beginning     Costs and     Accounts-     Deductions-        End
DESCRIPTION                          of Period     Expenses      Describe       Describe       of Period
-----------------------------------------------------------------------------------------------------------

Year ended June 30, 1998:
Allowances for doubtful
accounts and sale credits              $17.9        $ 9.6         $   -         $(6.6)(A)         $20.9

Year ended June 30, 1997:
Allowances for doubtful
accounts and sale credits              $10.8        $10.3         $   -         $(3.2)(A)         $17.9

Year ended June 30, 1996:
Allowances for doubtful
accounts and sale credits              $10.8        $ 0.6         $   -         $(0.6)(A)         $10.8



(A) Accounts charged off, net of recoveries.

                                 EXHIBIT INDEX




12.1      Calculation of Ratio of Earnings to Fixed Charges

21.1      Subsidiaries of Registrant

23.1      Consent of Ernst & Young LLP

27.1      Financial Data Schedule

27.2      Financial Data Schedule