Form 10-Q
period 1998-09-30
WANG LABORATORIES INC
filed 1998-11-17
CIK 104519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ---- to ----

                          Commission file number 1-5677

                             WANG LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 04-2192707
    -------------------------------      ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

             290 Concord Road
         Billerica, Massachusetts                        01821-4130
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (978) 625-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (September 30, 1998):

Common stock, par value $0.01 per share                   46,192,607 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



Part I. FINANCIAL INFORMATION                                           PAGE NO.

        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets -
                 September 30, 1998 and June 30, 1998                      3

                 Consolidated Statements of Operations -
                 Three months ended September 30, 1998 and 1997            4

                 Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1998 and 1997            5

                 Notes to Consolidated Financial Statements -
                 September 30, 1998                                        6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              25

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                         26


SIGNATURE                                                                 31


PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                     September 30,     June 30,
                                                         1998            1998
                                                     -------------     --------
                                                         (Dollars in millions)

ASSETS

Current assets
  Cash and equivalents                                 $  178.1        $  225.0
  Accounts receivable, net of allowance for
   doubtful accounts of $22.9 million and
   $20.9 million, respectively                            847.5           838.7
  Inventories                                             173.7           168.3
  Other current assets                                    201.0           202.7
                                                       --------        --------
     Total current assets                               1,400.3         1,434.7

Depreciable assets, net of accumulated
 depreciation of $159.5 million and
 $155.7 million, respectively                             234.5           214.1
Intangible assets, net of accumulated
 amortization of $68.2 million and
 $43.5 million, respectively                              443.2           448.7
Other                                                      80.4            91.7
                                                       --------        --------
     Total assets                                      $2,158.4        $2,189.2
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Borrowings due within one year                       $   36.4        $   26.3
  Accounts payable                                        410.7           451.5
  Accrued expenses                                        272.7           250.0
  Deferred service revenue                                178.0           164.6
  Other current liabilities                               381.9           503.0
                                                       --------        --------
     Total current liabilities                          1,279.7         1,395.4
                                                       --------        --------

Long-term liabilities
  Debt                                                    233.2           116.9
  Other long-term liabilities                             258.4           272.6
                                                       --------        --------
     Total long-term liabilities                          491.6           389.5
                                                       --------        --------

Commitments and contingencies

Minority interest                                           7.0             6.6
                                                       --------        --------

Series A preferred stock                                   86.4            86.2
                                                       --------        --------

Stockholders' equity
  Series B preferred stock, $0.01 par value,
   143,750 shares authorized and outstanding,
   liquidation preference of $143.8 million               138.3           138.3
  Common stock, $0.01 par value,
   100,000,000 shares authorized; 46,192,607 and
   46,150,302 shares outstanding, respectively              0.5             0.5
  Capital in excess of par value                          481.5           484.1
  Cumulative translation adjustment                       (22.7)          (19.1)
  Accumulated deficit                                    (303.9)         (292.3)
                                                       --------        --------
     Total stockholders' equity                           293.7           311.5
                                                       --------        --------
     Total liabilities and stockholders' equity        $2,158.4        $2,189.2
                                                       ========        ========


              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 (Unaudited)
                                                              Three Months Ended
                                                                September 30,
                                                              1998          1997
                                                            --------      --------
                                                 (Dollars in millions, except per share data)
REVENUES
    Services                                                $  475.4      $  244.5
    Products                                                   310.6          67.7
                                                            --------      --------
                                                               786.0         312.2
                                                            --------      --------
COSTS AND EXPENSES
    Cost of services                                           377.6         193.1
    Cost of products                                           251.7          52.9
    Research and development                                     3.1           0.7
    Selling, general and administrative                        135.2          49.1
    Amortization of acquisition-related intangibles             22.9           6.3
                                                            --------      --------
        Total costs and expenses                               790.5         302.1
                                                            --------      --------

OPERATING INCOME (LOSS)                                         (4.5)         10.1
                                                            --------      --------

OTHER (INCOME) EXPENSE
    Interest (income) expense, net                               4.9          (0.9)
    Other (income) expense, net                                 (2.1)         (6.8)
                                                            --------      --------
        Total other (income) expense                             2.8          (7.7)
                                                            --------      --------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                                         (7.3)         17.8
Income taxes                                                     3.6           6.4
                                                            --------      --------

INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTERESTS        (10.9)         11.4
Minority interests in earnings of subsidiaries                  (0.4)           --
                                                            --------      --------

NET INCOME (LOSS)                                              (11.3)         11.4
Dividends and accretion on preferred stock                      (3.5)         (3.5)
                                                            --------      --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS         $  (14.8)     $    7.9
                                                            ========      ========

PER SHARE AMOUNTS
   Primary                                                  $  (0.32)     $   0.21
                                                            ========      ========
   Diluted                                                  $  (0.32)     $   0.20
                                                            ========      ========

SHARES USED TO COMPUTE PER SHARE AMOUNTS
(in millions)
   Basic                                                        46.2          38.1
   Diluted                                                      46.2          39.7


              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                         1998       1997
                                                       --------   --------
                                                     (Dollars in millions)

OPERATING ACTIVITIES
  Income (loss) from continuing operations             $ (11.3)   $  11.4
  Depreciation                                            26.5       15.3
  Amortization                                            23.8        7.0
  Gain on asset sales                                       --       (6.5)
  Non-cash provision for income taxes                      2.6        5.6
  Payments for acquisition-related charges               (30.4)      (6.4)
  Payments for restructuring charges                        --       (0.6)
                                                       -------    -------
                                                          11.2       25.8
                                                       -------    -------
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
  Accounts receivable                                      5.8      (10.1)
  Inventories                                            (23.9)      (1.4)
  Other current assets                                   (24.9)      (2.9)
  Accounts payable and other current liabilities         (42.2)     (23.4)
  Other                                                   (5.4)      (1.1)
                                                       -------    -------
  Net changes in other accounts affecting operations     (90.6)     (38.9)
                                                       -------    -------
  Cash used in continuing operations                     (79.4)     (13.1)
  Cash used in discontinued operations                    (0.9)      (3.8)
                                                       -------    -------
    Cash used in operations                              (80.3)     (16.9)
                                                       -------    -------

INVESTING ACTIVITIES
  Depreciable assets                                     (43.3)     (15.3)
  Proceeds from asset sales                                 --        9.9
  Business acquisitions, net of cash acquired            (27.7)      (0.3)
  Other                                                   (0.7)      (4.2)
                                                       -------    -------
    Cash used in investing activities                    (71.7)      (9.9)
                                                       -------    -------

FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreement          108.6         --
  Increase (decrease) in short-term borrowings              --      (34.7)
  Increase in long-term borrowings                         1.6         --
  Proceeds from stock plans                                0.2        1.8
  Dividends paid on preferred stock                       (3.3)      (3.3)
                                                       -------    -------
    Cash provided by (used in) financing activities      107.1      (36.2)
                                                       -------    -------
Effect of changes in foreign exchange rates on cash       (2.0)      (1.4)
                                                       -------    -------
DECREASE IN CASH AND EQUIVALENTS                         (46.9)     (64.4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              225.0      242.2
                                                       -------    -------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 178.1    $ 177.8
                                                       =======    =======


              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



NOTE A - BASIS OF PRESENTATION

The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information included herein for the periods ended September 30, 1998 and 1997 has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.

The Company completed the purchase of Olivetti Solutions ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), on March 17, 1998, except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was completed April 7, 1998. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows for the three months ended September 30, 1998, include the results of Olsy and OCJ.

On August 31, 1998, the Company acquired The Parian Development Group, Inc. ("Parian") for $12.5 million in cash and accounted for the transaction as a purchase in accordance with Accounting Principles Board Statement No. 16, "Business Combinations". Parian is a leading Microsoft Solutions provider, with annual revenues of approximately $8 million. The pro forma effects for the statement of operations are not material.

Certain amounts in the prior year period have been reclassified to conform to current presentations.

During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The Company will adopt the provisions of FAS 130 for the six month period ended December 31, 1998. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends. Comprehensive income (loss) for the quarters ended September 30, 1998 and September 30, 1997 was $(14.9) million and $10.0 million, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). The Company will adopt the provisions of FAS 131 for the six month period ended December 31, 1998. It is not anticipated that FAS 131 will have a significant impact on segment information disclosures.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



NOTE A (CONTINUED)

In connection with the Company's filing of a Current Report on Form 8-K, dated March 17, 1998, as amended June 1, 1998, and Annual Report on Form 10-K for the year ended June 30, 1998, the Company is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding the purchase price allocation related to the Company's acquisition of Olsy and other charges recorded in the June 1998 quarter. The Company, in concurrence with its auditors, Ernst & Young LLP, believes that the purchase price allocation and related amortization charges, as well as the other charges recorded in the September 1998 and prior quarters, are in accordance with generally accepted accounting principles. However, it is possible these discussions could result in changes to the non-cash charges recorded in the September 1998 and prior quarter operating results. Such changes could also affect non-cash charges included in future operating results.

NOTE B - BUSINESS ACQUISITION

OLSY ACQUISITION

The Company has recorded a total of $209.8 million of restructuring and integration liabilities in connection with the purchase accounting in the Olsy acquisition, of which $149.4 million is workforce-related, $26.2 million is for facilities, and $34.2 million is for other. The Company has utilized $75.7 million of the liabilities established in connection with the Olsy acquisition, and believes that remaining reserves are adequate to complete actions identified in connection with the restructuring and integration plan.

In connection with the acquisition of Olsy, the following pro forma results of operations have been prepared as though the acquisition had occurred as of the beginning of the period presented (in millions except per share data):

                                                            Three Months Ended
                                                            September 30, 1997
                                                            ------------------

Revenues                                                           $821.4
Loss from continuing operations                                    $(39.3)
Loss attributable to common stockholders                           $(42.8)
Net loss per share applicable to common stockholders               $(0.96)

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three months ended
                                                     September 30,
                                                   1998        1997
                                                 --------    --------
                                         (In millions except per share data)

Numerator:
  Net income (loss)                              $  (11.3)   $   11.4
  Dividends and accretion on the Series A
    Preferred Stock                                  (1.2)       (1.2)
  Dividends on the Series B Preferred Stock          (2.3)       (2.3)
                                                 --------    --------
  Numerator for basic and diluted earnings
    per share - net income (loss) available
    to common shareholders                       $  (14.8)   $    7.9
                                                 ========    ========

Denominator:
  Denominator for basic earnings per share -
    Weighted average shares                          46.2        38.1
                                                 --------    --------

  Effect of dilutive securities:
    Stock options                                      --         1.6
    Stock warrants                                     --          --
                                                 --------    --------
  Dilutive potential common shares                     --         1.6
                                                 --------    --------

  Denominator for diluted earnings per share -
    Adjusted weighted-average shares and
    assumed conversions                              46.2        39.7
                                                 ========    ========

Basic earnings per share                         $  (0.32)   $   0.21

Diluted earnings per share                       $  (0.32)   $   0.20

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



NOTE D - CONTINGENCIES

The Company is a defendant in a number of lawsuits arising from the conduct of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all current litigation will be material to the Company's consolidated financial position or results of operations.

As part of its consideration for Olsy, the Company has the potential to pay an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 and 1999. The earnout will be recorded at the time it becomes probable that a payment will be required and the amount can be reasonably estimated.

NOTE E - SUBSEQUENT EVENTS

On November 3, 1998, the Company announced its board of directors had authorized the use of up to $50 million for repurchase of its common stock or publicly traded warrants via open market purchases. The Company is also authorized to enter into hedging transactions designed to reduce the potential dilutive impact of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




FORWARD-LOOKING STATEMENTS

This discussion includes certain forward-looking statements about matters such as the Company's expected revenue, expenses, operating results and the need for additional investment. Any such statements are subject to normal business risks that could cause the actual results or needs to differ from those described herein. For a further discussion of the various risks affecting the business, refer to "Risks and Uncertainties" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

BASIS OF PRESENTATION

In connection with the Company's filing of a Current Report on Form 8-K dated March 17, 1998, as amended on June 1, 1998, and Annual Report on Form 10-K for the year ended June 30, 1998, the Company is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding the purchase price allocation related to the Company's acquisition of Olsy and other charges recorded in the June 1998 quarter. The Company, in concurrence with its auditors, Ernst & Young LLP, believes that the purchase price allocation and related amortization charges, as well as the other charges recorded in the September 1998 and prior quarters, are in accordance with generally accepted accounting principles. However, it is possible these discussions could result in changes to the non-cash charges recorded in the September and prior quarter operating results. Such changes could also affect non-cash charges included in future operating results.

In connection with the Company's acquisition of Olsy, the management of the Company began doing business under the name Wang Global. The change of the name of the Company is subject to shareholder approval. During the interim, the Company's legal name will continue to be Wang Laboratories, Inc., although the Company will conduct its business under the name Wang Global.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW

For the three months ended September 30, 1998, the Company reported revenues of $786.0 million, a $473.8 million increase compared to revenues of $312.2 million for the same prior year period, primarily attributable to the Olsy acquisition.

The Company reported an operating loss of $4.5 million for the three months ended September 30, 1998, compared to operating income of $10.1 million for the three months ended September 30, 1997.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (Continued)



The decline in operating income is primarily attributable to increases in amortization expense of intangible assets associated with the acquisition of Olsy.

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $53.1 million and $39.2 million in the three month periods ended September 30, 1998 and 1997, respectively. EBITDA, which some investors believe to be a meaningful measure for assessing a company's ability to meet its cash requirements, is calculated by excluding from net income (loss): acquisition-related, Chapter 11-related and restructuring costs and other nonrecurring charges, including certain period costs related to the integration of Wang and Olsy; income taxes; interest expense; interest income; and depreciation and amortization. EBITDA in the immediately preceding quarter and full fiscal year ended June 30, 1998 was $44.4 million and $159.5 million, respectively. EBITDA previously reported for these periods was $47.2 million and $162.3 million, respectively. The difference is a result of post-closing adjustments to integration-related period costs and minority interests for both the quarter and year ended June 30, 1998.

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

The Company expects traditional revenues associated with VS and GCOS products and services to continue to decline at a rate approximating 30% per year on a constant dollar basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the rate of decline could be highly variable.

Services revenues increased by 94.4%, to $475.4 million, compared to $244.5 million in the same prior year period. The increase in networked technology services revenues was $182.6 million, or 94.0%, to $376.8 million, and was primarily attributable to the acquisition of Olsy. Traditional services revenues increased by 96.0%, to $98.6 million. The anticipated decline in traditional VS and GCOS services was more than offset by the addition of Olsy traditional services revenues. The Company anticipates that the shift in revenue mix and the decline in traditional revenues will continue.

Product revenues increased by $242.9 million, to $310.6 million. Networked technology product revenues more than doubled to $123.3 million, compared to $53.3 million in the same quarter of the prior year. Traditional product revenues increased by $97.3 million, to $111.7 million, compared to $14.4 million in the same prior year period. The increase in traditional product revenues is primarily due to the acquisition of Olsy, offset by the anticipated decline in VS and GCOS product revenues. Standard product revenues were $75.6 million in the quarter ended September 30, 1998.

GROSS MARGIN
Services gross margin decreased to 20.6%, from 21.0% in the comparable prior year period. Margins were negatively affected by the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from traditional maintenance contracts and Olsy's lower-margin revenue mix. The services gross margin continues to be adversely affected by

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (Continued)



consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of increased networked technology maintenance revenues, which have historically lower margins than the Company's traditional VS and GCOS business, coupled with the inclusion of certain lower-margin services from Olsy. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effect can be managed by the continuing implementation of cost reduction, integration and consolidation initiatives and by enriching its revenue mix by expanding in high end solutions integration and network integration services.

Product gross margin was 19.0%, compared to 21.9% in the comparable prior year period. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, coupled with Olsy's lower margin standard product revenues. The Company anticipates that the decline in traditional VS and GCOS product revenues will continue to exert downward pressure on product gross margin.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs increased by $2.4 million, from $0.7 million in the comparable prior year period. The Company's current quarter research and development spending is primarily related to Olsy's development of software technology for the banking industry and, to a lesser extent, continuing support for its traditional VS products and specialized client server products sold to the U.S. government.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $86.1 million, compared to the prior year period, and also increased as a percentage of revenues, to 17.2% in the three months ended September 30, 1998, compared to 15.7% in the three months ended September 30, 1997. This increase is primarily attributable to the inclusion of Olsy. The Company expects that ongoing integration activities will contribute to the management of selling, general and administrative costs in the future.

AMORTIZATION
Amortization of acquired intangible assets totaled $22.9 million in the three months ended September 30, 1998, including $18.8 million for intangible assets related to the Olsy acquisition. This compares to amortization of acquired intangible assets of $6.3 million in the three months ended September 30, 1997.

INTEREST INCOME AND EXPENSE
Net interest expense of $4.9 million in the three months ended September 30, 1998 is comprised of $6.9 million of interest expense, including $5.0 million related to the Company's Revolving Credit Facility with Bankers Trust Company ("BTC"), net of $2.0 million of interest income. This compares to net interest income of $0.9 million in the same period of the prior year, which was comprised of $2.6 million of interest income, primarily due to higher cash balances resulting from the sale of the Company's software business unit to Eastman Kodak Company in the third quarter of fiscal 1997, net of $1.7 million of interest expense, principally the result of imputed interest recorded on the notes issued to the selling stockholders of I-NET.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (Continued)



OTHER INCOME AND EXPENSE
Net other income of $2.1 million was primarily comprised of foreign exchange gains in the three months ended September 30, 1998. Net other income of $6.8 million in the prior year period primarily consisted of a $6.5 million gain realized on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts.

INCOME TAXES
The provision for income taxes in the three months ended September 30, 1998 was $3.6 million. This compares to a provision of $6.4 million for the three months ended September 30, 1997. The provision in the current year period is attributable to taxes on income of foreign subsidiaries which do not have available net operating loss carryforwards. The provision included $2.6 million and $5.6 million of non-cash tax expense for the three months ended
September 30, 1998 and 1997, respectively.

EMPLOYEES
At September 30, 1998, the Company had approximately 20,000 employees.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and equivalents were $178.1 million, a decrease of $46.9 million during the three months ended September 30, 1998.

Cash used in operations during the three months ended September 30, 1998 was $80.3 million, including $79.4 million from current operating activities and $0.9 million used for transaction costs associated with discontinued operations.

Cash used in investing activities during the three months ended September 30, 1998 is primarily comprised of $43.3 million for capital additions, including $19.0 million for purchases of non-consumable spares and $5.7 for the completion of the Company's new corporate headquarters located in Billerica, Massachusetts.

Cash provided by financing activities was $107.1 million during the three months ended September 30, 1998, and was comprised of $108.6 million of net borrowings under the Company's line-of-credit agreement, $1.6 million of net long-term borrowings, cash dividends on preferred stock paid of $3.3 million, and proceeds of $0.2 million proceeds from stock plans.

In connection with the acquisition, on March 13, 1998, the Company entered into a multi-currency, revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including up to $200.0 million for letters of credit. At September 30, 1998, $228.7 million of the line was in use.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that total expenditures of as much as $380 million will be required in connection with the integration of Olsy and rightsizing of the combined company over the next two years. The Company has recorded a total of $298.1 million for these activities, of which $88.3 million was recorded as a charge to operations and $209.8 million was recorded as part of purchase accounting for the acquisition of Olsy, as of September 30, 1998. The $298.1 million includes approximately $164 million related to organizational redundancies, $45 million related to facilities and $89 million related to systems and other costs. A total of approximately $161

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (Continued)



million remains to be expended. The Company currently estimates that such expenditures will approximate $70 million in the remainder of calendar year 1998 and $85 million and $6 million in calendar years 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000.

On November 3, 1998, the Company announced its board of directors had authorized the use of up to $50 million for repurchase of its common stock or publicly traded warrants via open market purchases. The Company is also authorized to enter hedging transactions designed to reduce the potential dilutive impact of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants. In addition, if the Company's shareholders do not approve the issuance of the 1.5 million shares of the Company's common stock due to Olivetti as part of the consideration for Olsy by December 15, 1998, the Company will be required to settle the outstanding obligation in cash. The amount will be based on the average trading price of the common stock of the Company during the 10 days prior to that date.

Additionally, the Company estimates that approximately $4 million remains to be spent for its previously announced advertising, branding and positioning initiatives to launch the newly combined company, and approximately $0.5 million for the completion of the construction and fit-up of the Company's new Corporate headquarters in Billerica, Massachusetts. The estimated total cost of the construction activities is $20 million, which approximates the cumulative proceeds, realized or expected to be realized, from the disposition of other land and facilities. The Company expects to spend approximately $5 million, principally through the remainder of calendar 1998, to attain technological feasibility on Olsy in-process research and development activities.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its Revolving Credit Facility will be sufficient to meet the Company's operational cash requirements as well as the integration and restructuring initiatives previously discussed, and for pursuing potential investments, acquisitions and other expansion opportunities. As part of furthering its business strategy, the Company explores acquisitions and strategic relationships with other businesses on an ongoing basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or could involve the issuance of debt or equity securities of the Company. While the Company believes that its credit facility provides sufficient capital availability there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

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

Wang's IT strategy has been to select and implement Y2K compliant solutions to replace the majority of legacy systems currently in use in the Company. In many cases, the rollout of these systems is well underway. For the remaining applications the Company is implementing and piloting programs in 1998 and plans to complete a rollout in the first half of 1999. For functions where replacement systems cannot be deployed before the third quarter of 1999, the Company is upgrading existing legacy based systems to be Y2K compliant. This strategy will allow Wang to continue its program of development, while minimizing risk through continued use of its existing systems during the transition.

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

- Infrastructure, including network, network and mail servers and desktop systems; and

- Business Application Systems, including Service Support Systems and Enterprise, Resource & Planning (ERP) Systems.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)



Infrastructure. Wang operates more than 20,000 personal computers and 400 NT servers. Since 1996, the Company has been implementing a common operating environment that is Y2K compliant. Desktop systems are being migrated to Windows 95, NT and 98 with Microsoft Office, Explorer and Outlook applications. Servers will be migrated to compliant releases of Windows NT. The underlying infrastructure is implemented on routers which have been certified as Y2K compliant from the Company's strategic partner, CISCO. The Company plans to complete this project by early 1999, at a cost of $11 million for Infrastructure and $9 million to bring Olsy into Wang's common operating environment. The roll-out of this new infrastructure is already well under way.

Business Applications. Business applications fall into two categories: corporate (addressing common global business practices) and local (reflecting unique geographic, business and operating needs). The comments below relate to the corporate or common systems assessment.

  1. SERVICE DELIVERY SYSTEMS. The Company is consolidating multiple service delivery systems in the United States into a single service delivery system model ("SDSM") that has been certified as Y2K compliant. In Europe there is a consolidation around the three Olsy legacy service delivery systems (already Y2K compliant). This consolidation activity is expected to be completed before the end of 1998, with the exception of Italy, which is expected to be compliant in the first quarter of calendar year 1999. Between 1999 and 2001, Wang will migrate from these systems to the corporate service delivery system model in North America. The process in Asia Pacific is the same as in Europe.

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

  2. Enterprise Resource Planning Systems. Wang has chosen SAP R/3 as its strategic ERP solution, and has already installed the software in many of its subsidiaries. The Company plans to implement SAP R/3 as a replacement for the Olsy subsidiary legacy systems in the United States, Italy, and the U.K. in the second half of 1998. Other SAP modules will be used to replace a number of systems previously used in

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)




     Olsy headquarters. During 1999, The Company plans to roll out the SAP systems to the eighteen remaining countries, replacing all the Olsy legacy ERP systems. SAP has certified SAP R/3 as Y2K compliant. Twenty-three small countries will migrate to a smaller scale worldwide standard system (Solomon IV) that provides full functionality and a stepping stone towards future SAP migration, when those operations reach sufficient size to justify the SAP investment. Solomon reports that its system is Y2K compliant, but the Company is awaiting formal certification from Solomon.

Costs to Address Y2K Issues. The Company has invested nearly $60 million in its internal systems since 1996 and plans to invest approximately $20 million over the next twelve months to complete its systems initiatives.

Risks to the Company of Y2K Issues. Y2K noncompliance by the Company, if not quickly remedied, would seriously damage its image and credibility within the marketplace and adversely affect Wang's operating results and growth plans. Specifically, failure to complete the required work in a timely manner may result in the following:

     Wang Service Delivery Impact: Service delivery at the Company would be forced to move to manual processes, impacting Wang's ability to meet service level agreement obligations. At best, such a move would cause the projected profit margin on key contracts to erode and at worst the contracts would be terminated for failure to perform. Reverting to manual processes would add cost and reduce gross margin.

     Customer Compliance Failure Impact: The Company relies on its customers to be Y2K compliant and to rectify any internal compliance problems. In the event such customers fail to become compliant they likely would be forced to move to manual processes to work around the issues. Although it is unlikely that Wang would lose such contracts, it is likely that the Company's service delivery costs would increase and gross margin would erode.

     Supplier Compliance Failure Impact: Wang relies on key information technology suppliers (Microsoft, Dell, Hewlett-Packard, SAP, Siemens Nixdorf, EMC, Northern Telecomm and Cisco) to provide products and software to help implement the Company's Y2K strategy. While Wang is performing some independent testing, the Company expects its suppliers to test all affected products extensively. If products produced by these suppliers prove not to be compliant, then Wang's service delivery and internal operations would be impacted as described herein.

     Wang Internal Systems Impact: In the event that one or more of the Company's internal systems do not comply with Y2K standards, it would support those processes with manual reporting and processing. The cost to the Company would be limited to the incremental support costs for the affected systems only for as long as those systems remained non-compliant.

COMPANY'S CONTINGENCY PLAN. In the event that Wang is unable to implement its Y2K plan fully, manual processes would be used until the failed systems can be fixed. For example, automated service call tracking and dispatch would be handled manually until the automated systems become available.

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

The Company is committed to providing its customers with products that are supportable beyond the Y2K and has engaged in a development effort to bring its principal products into Y2K compliance.

The Company has developed a suite of products designed to provide VS users the information, products, and tools required to update their VS systems as well as to assist users in identifying and resolving issues with their own or third party VS applications.

The Company believes that its development effort and communications campaign has minimized its potential exposure to Y2K claims and liability. Moreover, the Company believes that the standard terms and conditions of its customer contracts provide substantial protection against potential claims by customers. The Company recognizes, however, that there continue to be risks associated with the sale and use of Wang products that may not be Y2K compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Y2K issues and no customer has asserted losses associated with any products of the Company.

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

THIRD PARTY PRODUCTS. It is the Company's goal to supply only products made by other companies that are Y2K compliant. Where products originate from third parties, the Company will seek to verify that the supplier has certified the product as Y2K compliant. If an upgrade or future release of a product is required, the Company will work with its customers to establish a plan for obtaining the required upgrade or release. The Company has implemented a certification program in which it has requested certifications from its principal strategic suppliers. The Company is committed to providing its customers with all of the relevant information available regarding Y2K status of products and provides information about standard PCs and links to a number of our strategic partners and suppliers.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)



MULTI-VENDOR MAINTENANCE SERVICES. The Company provides maintenance services for customers around the world who are using hundreds of different hardware and software products made by dozens of companies. Although the Company will assist its maintenance customers in addressing their Y2K related problems, the Company does not intend to provide hardware maintenance or software support for products that will not be Y2K compliant or will not be supported by the manufacturer beyond the year 2000. Through its field service engineering work force and its professional services teams, Wang will help customers analyze the impact of the year 2000 on its systems. Such services will be available on a project basis at current commercial rates and terms.

Because the Company's standard maintenance contracts do not cover problems associated with the year 2000, the Company does not believe that it has material exposure for providing maintenance services. The Company recognizes, however, that there continue to be risks associated with the maintenance of hardware and software products that may not be Y2K compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Y2K maintenance issues and no customer has asserted losses due to any actions of the Company.

All Year 2000 statements contained herein or in any of the Company's prior public filings or announcements, including its Form 10-K for the period ended June 30, 1998, are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)



IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing networked technology services and solutions to customers and clients and to build upon that growth through acquisitions and alliances with other companies. The Company's ability to implement successfully this strategy over the long term, and the ultimate success of this strategy and the achievement of sustained profitable growth, is uncertain and subject to a broad range of variables and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts, recruit, train and retain required skilled personnel or the inability to deliver the required services or solutions in a timely and satisfactory manner to customers. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Dell Computer Corporation, Microsoft Corporation, and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationships with Dell, Microsoft and Cisco also include certain contractual obligations, which, if not satisfied, could allow Dell, Microsoft and Cisco, respectively, to terminate all or a portion of their relationships.

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

DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management personnel and technical employees. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. In particular, the Company's new relationships with Microsoft and CISCO contemplate that the Company will train a significant number of qualified Microsoft- and CISCO-certified personnel. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, training, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire, train or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE ON GOVERNMENT REVENUE. In the three months ended September 30, 1998 and the year ended June 30, 1998, the Company derived approximately 12% and 20%, respectively, of its revenues from branches or agencies of the United States government, and derived significant additional revenues from agencies of various foreign governments. The Company expects that a significant

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)



portion of the revenue from the newly-acquired Olsy operations will be attributable to the sale of products and services to governments of other countries and their agencies. A significant portion of the Company's U.S. and non-U.S. government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain or renew an award due to the change in ownership or other factors, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of government agencies to unilaterally terminate the contract. Revenues from the government of the United States and other foreign governments and their instrumentalities and agencies, are received under a number of different contracts and from a number of different contracting authorities.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (Continued)



SUPERIOR RIGHTS OF PREFERRED STOCK. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5 million shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5 million authorized shares of Preferred Stock, 90,000 shares have been designated as 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as 6 1/2% Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), all of which shares have been issued. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and the Series B Preferred Stock and any other series of Preferred Stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

MARKET RISK. The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments unless there is an underlying business transaction. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. While the Company does not expect to incur material losses as a result of this market risk, there can be no assurance that losses will not result.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments unless there is an underlying business transaction. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process uses analytical techniques including market value, sensitivity analysis and value at risk estimates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. While the Company does not expect to incur material losses as a result of this market risk, there can be no assurance that losses will not result.

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

3.2(8)        Certificate of Incorporation, as Amended

3.3(10) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(23) Certificate of Stock Designation with respect to the Series C Junior Participating Preferred Stock

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

10.5(3)       Consulting Agreement of Raymond C. Kurzweil

10.6(5)       Employee Retention Agreement with James J. Hogan

10.7(7)       Stock Incentive Plan, as Amended

10.8(8) Contingent Severance Compensation, as Amended with Franklyn A. Caine (Employment Agreement)

10.9(8)       Employees' Stock Incentive Plan

10.10(8)      1995 Director Stock Option Plan

10.11(9)      Employment Agreement with Donald P. Casey, as Amended

Exhibit No.   Description
-----------   -----------

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

10.29(17)     Amendment Number 1 to Letter Agreement of Employment of Jose Ofman

10.30(17)     Non-Qualified Long Term Stock Option Agreement with Jeremiah J. J.
              Van Vuuren

10.31(17)     Letter Agreement for Special Bonus of Franklyn A. Caine

10.32(17)     Change in Control Severance Agreement, as amended of Franklyn A.
              Caine

10.33(17)     Letter Agreement for Special Bonus of Albert A. Notini

Exhibit No.   Description
-----------   -----------

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

10.54         Amendment to Employment Agreement with Franklyn A. Caine

10.55         Amendment to Employment Agreement with Donald P. Casey

10.56         Amendment to Employment Agreement with Lucy A. Flynn

10.57         Amendment to Employment Agreement with David I. Goulden

Exhibit No.   Description
-----------   -----------

10.58         Amendment to Employment Agreement with James J. Hogan

10.59         Amendment to Employment Agreement with Albert A. Notini

10.60         Amendment to Employment Agreement with Jose Ofman

10.61 Amendment to Employment Agreement of Jeremiah J.J. Van Vuuren with Wang Laboratories Ireland B.V.

10.62 Amendment to Employment Agreement of Jeremiah J.J. Van Vuuren with Wang Laboratories Inc.


10.63         Amendment to Change of Control Severance Agreement with Franklyn
              A. Caine

10.64         Amendment to Change of Control Severance Agreement with Donald P.
              Casey

10.65         Amendment to Change of Control Severance Agreement with Lucy A.
              Flynn

10.66         Amendment to Change of Control Severance Agreement with David I.
              Goulden

10.67         Amendment to Change of Control Severance Agreement with James J.
              Hogan

10.68         Amendment to Change of Control Severance Agreement with Albert A.
              Notini

10.69         Amendment to Change of Control Severance Agreement with Jose Ofman

10.70 Amendment to Change of Control Severance Agreement with Jeremiah J.J. Van Vuuren


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

DATE:  November 16, 1998

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

                                EXHIBIT INDEX

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

3.2(8)        Certificate of Incorporation, as Amended

3.3(10) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(23) Certificate of Stock Designation with respect to the Series C Junior Participating Preferred Stock

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

10.5(3)       Consulting Agreement of Raymond C. Kurzweil

10.6(5)       Employee Retention Agreement with James J. Hogan

10.7(7)       Stock Incentive Plan, as Amended

10.8(8) Contingent Severance Compensation, as Amended with Franklyn A. Caine (Employment Agreement)

10.9(8)       Employees' Stock Incentive Plan

10.10(8)      1995 Director Stock Option Plan

10.11(9)      Employment Agreement with Donald P. Casey, as Amended

Exhibit No.   Description
-----------   -----------

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

10.29(17)     Amendment Number 1 to Letter Agreement of Employment of Jose Ofman

10.30(17)     Non-Qualified Long Term Stock Option Agreement with Jeremiah J. J.
              Van Vuuren

10.31(17)     Letter Agreement for Special Bonus of Franklyn A. Caine

10.32(17)     Change in Control Severance Agreement, as amended of Franklyn A.
              Caine

10.33(17)     Letter Agreement for Special Bonus of Albert A. Notini

Exhibit No.   Description
-----------   -----------

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

10.54         Amendment to Employment Agreement with Franklyn A. Caine

10.55         Amendment to Employment Agreement with Donald P. Casey

10.56         Amendment to Employment Agreement with Lucy A. Flynn

10.57         Amendment to Employment Agreement with David I. Goulden

Exhibit No.   Description
-----------   -----------

10.58         Amendment to Employment Agreement with James J. Hogan

10.59         Amendment to Employment Agreement with Albert A. Notini

10.60         Amendment to Employment Agreement with Jose Ofman

10.61 Amendment to Employment Agreement of Jeremiah J.J. Van Vuuren with Wang Laboratories Ireland B.V.

10.62 Amendment to Employment Agreement of Jeremiah J.J. Van Vuuren with Wang Laboratories Inc.


10.63         Amendment to Change of Control Severance Agreement with Franklyn
              A. Caine

10.64         Amendment to Change of Control Severance Agreement with Donald P.
              Casey

10.65         Amendment to Change of Control Severance Agreement with Lucy A.
              Flynn

10.66         Amendment to Change of Control Severance Agreement with David I.
              Goulden

10.67         Amendment to Change of Control Severance Agreement with James J.
              Hogan

10.68         Amendment to Change of Control Severance Agreement with Albert A.
              Notini

10.69         Amendment to Change of Control Severance Agreement with Jose Ofman

10.70 Amendment to Change of Control Severance Agreement with Jeremiah J.J. Van Vuuren


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