Form 10-K405
period 1998-12-31
WANG LABORATORIES INC
filed 1999-03-31
CIK 104519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(X) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from July 1, 1998 to December 31, 1998

                          COMMISSION FILE NUMBER 1-5677

                             WANG LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                          DELAWARE                                                          04-2192707
--------------------------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


          290 CONCORD ROAD, BILLERICA, MASSACHUSETTS                                          01821
          ------------------------------------------                                        ----------
           (Address of Principal Executive Offices)                                         (Zip Code)

       Registrant's telephone number, including area code: (978) 625-5000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                         Common Stock Purchase Warrants

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

    On February 26, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $623,959,968 based on the closing price of Common Stock on the Nasdaq National Market on February 26, 1999 and assuming a market value of $50.00 per share for the Depositary Shares (each representing a 1/20 interest in a share of the 6 1/2% Cumulative Convertible Preferred Stock) and assuming a market value of $1,000.00 per share for the 4 1/2% Series A Cumulative Convertible Preferred Stock.

    The number of shares outstanding of Common Stock outstanding as of February 26, 1999 was 46,648,258

                                     PART I



ITEM 1.  BUSINESS

     Wang Laboratories, Inc., a Delaware corporation (together with its subsidiaries, "Wang Global" or the "Company"), provides information technology ("IT") services and solutions to enhance the ability of its customers to operate efficiently and more cost effectively through common operating environments ("COEs"), common support environments ("CSEs"), specialized solutions and the Internet. These services and solutions include network and desktop computing infrastructure design, integration, security and management, help desk support, maintenance, warranty support, procurement, resale and installation of IT and communications equipment, application software design and support, and standardized and customizable solutions encompassing customer delivery channels for financial services institutions, electronic commerce and Internet-based commercial applications. The Company provides these services and solutions to customers on six continents and in major markets around the world. The Company's customers include banking and other financial services institutions, insurance companies, governments and their affiliates, including the Governments of the United States, Italy, and the European Commission, public authorities and utilities, and commercial enterprises in the retail, oil and gas, computer and telecommunications sectors. The Company has approximately 20,300 employees in 45 countries of which approximately 15,500 have technical skills.

     The Company is focused on supporting its customers' rapidly evolving network-based IT operations around the world and around the clock, and consequently, Wang Global is focused on providing customers with consistent global offerings. The first, Networked Technology Services, helps customers design and deploy an IT infrastructure which is more productive, efficient and adaptable through the use of COEs, CSEs, management of the total cost of ownership ("TCO") and control over their network. The second, Networked Technology Solutions, draws on the power of advanced networks to connect customers to the Internet. This enables them to reach their customers, vendors and suppliers by utilization of web-based applications and an overall e-business strategy. Finally, the Company continues to provide services to its VS minicomputer customers by offering upgrade products and open system migration products for client/server and Internet/based applications.

History of Alliances and Business Combinations; Growing the Business

     Wang Global has expanded, and intends to continue to expand, its position in the networked technology services and solutions market through alliances with strategic partners as well as through acquisitions and internal development of the skill sets, customers and assets required to deliver on its IT infrastructure services and e-business web based solutions.

     In August 1998, the Company completed the acquisition of the Parian Development Group, Inc. ("Parian"), based in Chicago, Illinois offering custom business solutions using leading edge tools and technologies. At the time of its acquisition by Wang Global, Parian was a leading midwest regional Microsoft Solution Provider and developer of Internet-based ordering and communications systems. In December 1998, the Company through its Wang Government Services, Inc. subsidiary completed the acquisition of J.G. Van Dyke & Associates, Inc. ("Van Dyke"), a network and security services company based in Bethesda, Maryland. Van Dyke is recognized as a leading-edge network integrator with a specialty in Defense Messaging System (DMS) and Information Security (INFOSEC).

     In March 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Ing. C. Olivetti & Co. S.p.A. ("Olivetti"). At the time of acquisition, Olsy was a provider of IT solutions and services Italy, Europe and in certain markets around the globe. Olsy's primary geographical markets were Italy, U.K., Netherlands, France, Belgium, North America and Japan. Olsy delivered solutions and services based on open computing standards, distributed client server architectures and network infrastructures to customers, principally in the banking, public authority, utility and retail sectors. The solutions ranged from the development of the initial computing environment to systems integration and included analysis, design, validation, procurement and production through to delivery and roll out of complete solutions. The services provided by Olsy included hardware, software and network maintenance and support, on-site support of distributed desktop computing environments and consultancy. The Company also acquired a 19.9% interest in Olivetti Ricerca, the Italian consortium supplying research and development services to both the IT and telecom sectors. In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; issued 8,750,000 shares of Common Stock (of which 1,500,000 are to be delivered subject to approval by the stockholders at the Company's 1999 Annual Meeting of Stockholders) with a value of $197.2 million; issued 5,000,000 stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's Common Stock above $30.00 per share at any time from March 2001 to March 2005 and upon exercise by the holders can be satisfied in cash or common stock at the Company's election; and agreed to pay an additional amount of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the two year period ending December 31, 1999.

     In March 1998, the Company and Microsoft announced the expansion of their strategic alliance. The Company has plans to extend its Microsoft-based services capacity by training and certifying 2,500 professionals as Microsoft Certified Solution Developers or Microsoft Certified Systems Engineers. In addition, the Company plans to open two customer demonstration facilities which are Microsoft Centers of Excellence, one in Billerica, Massachusetts and one in Milan, Italy. As part of the Company's 1995 agreement with Microsoft, Microsoft purchased $90.0 million face amount of 4-1/2% Series A Cumulative Convertible Preferred Stock of Wang Global due in 2002 (the "4-1/2% Preferred Stock") for $84.0 million. The 1998 expansion adds to the worldwide multi-year technical, service and marketing alliance the companies entered into in 1995 pursuant to which Wang Global continues to be an authorized provider of end-user support services for Microsoft products. As one of Microsoft's Authorized Support Centers, Wang Global provides end-user support and training for Microsoft products. This support includes on-site system and integration design and installation, consulting, network integration, migration support, and end-user help desk services. In addition to the Microsoft alliance, the Company has grown its relationship with Cisco Systems, Inc. ("Cisco") and in May 1997, the Company entered into a worldwide arrangement that expanded its relationship with Cisco. As a global partner of Cisco, the Company will be able to supply and service Cisco products to Wang Global customers in specified countries around the world.

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

     In November 1996, the Company acquired Advanced Paradigms, Inc. ("API"), a provider of enterprise-wide Microsoft specific LAN/WAN solutions including network architecture and design installation. In August 1996, the Company acquired I-NET, Inc. ("I-NET"), a vendor-independent provider of outsourced client/server, network and desktop management services for the commercial and federal sectors. These services included enterprise network integration and operations, on-site and remote network management, help desk services, LAN/WAN communications, document management services and IT outsourcing.

     In May 1996, the Company acquired Dataserv Computer Maintenance, Inc. ("Dataserv"), a provider of computer maintenance and support services for point-of-sale retail scanners and registers and popular industry-standard servers and desktop products, as well as application help desk and network integration services. Dataserv serviced companies in the banking and financial services, retail and manufacturing industries. In October 1995, the Company acquired BISS Limited ("BISS"), a United Kingdom company which specialized in the design, implementation and support of network computing solutions. This organization developed network infrastructure solutions, including local area network ("LAN") and wide area network ("WAN") interconnection, client/server architecture and network management systems. In January 1995, the Company completed a transaction with Compagnie des Machines Bull and certain of its affiliates (collectively, "Bull") in which the Company purchased Bull's U.S. customer services business, U.S. federal systems subsidiary and its sales and service subsidiaries in Canada, Mexico, Australia and New Zealand. The acquired customer services business included multivendor products and the Bull GCOS mainframe systems.

           The Company is the successor to Wang Laboratories, Inc., a Massachusetts corporation founded in 1955, which implemented a reorganization plan under Chapter 11 of the U.S. Bankruptcy Code that was approved by the bankruptcy court on September 20, 1993 (the "Reorganization Plan"). The predecessor company had filed for reorganization in August 1992. The Reorganization Plan was consummated on December 16, 1993, at which time the reorganized company was reincorporated as a Delaware corporation. On May 12, 1998, the court issued an order (i) authorizing the final distribution of the remaining shares to holders, and (ii) closing the Chapter 11 case. The Company does business under the trade-name "Wang Global" and expects to change its legal name to "Wang Global Corporation" upon approval of the Company's stockholders at the Company's 1999 Annual Meeting.

INDUSTRY BACKGROUND

     The IT market has changed rapidly since the early days of proprietary mainframe and minicomputer systems, with the advent of the client-server "open" architecture, web-enabled applications and Internet-based communications.

     OPEN SYSTEMS; CLIENT/SERVER TECHNOLOGY; AND COES AND CSES. In the late 1980s and early 1990s, the computer and information technology industry shifted from primarily proprietary and mainframe and minicomputer hardware systems and software products to an emphasis on "open" systems and client/server networks. Client/server architecture enabled an organization to realize both the convenience of desktop systems and the power of shared processing. As users exploit the benefits of open systems, many conclude that by linking multiple personal computers (i.e., clients) and servers into client/server systems, they could achieve the functionality of traditional minicomputers or mainframes at a lower initial cost. Client/server applications combined the power and ease of use of the client with the price/performance of the server. Although more flexible, the new open client/server systems often mean that a disparate variety of hardware, software and services are linked together in a complex structure which does not have standard platforms or standard configurations. This variety of products, interfaces and networks results in increased system faults, specialized support requirements and increased maintenance and support costs.

     Recently, customers have begun to try and streamline their complex IT systems into Common Operating Environments and Common Support Environments, which are designed around a technology blueprint with standard products based on leading technologies having a limited number of configurations. The Company believes that the redesign of IT systems around a common blueprint enables customers to purchase cost-competitive "best-of-breed" hardware and software groupings, to design the hardware and software with a limited number of configurations and to have it installed in a consistent, quality manner. These processes, combined with more cost effective brand of services, facilitate management of TCO.

     INTRODUCTION OF THE INTERNET, E-BUSINESS AND WEB-BASED APPLICATIONS. The complexity of the network computing environment has been compounded by the advent of and increasing demand for inexpensive "thin-client" applications connected to servers across networks of all types, particularly the Internet, and electronic business solutions as a method of monitoring a network's security and efficiency. The Company believes that the concentration of component-based applications at the server level and the use of the Internet will result in a demand for high quality services to install and support this new class of applications. In addition, increasing sales and other commercial activity (electronic commerce) over Internet Protocol-based ("IP-based") networks will increase the volume of network traffic and the sophistication of web-based computing.

     The financial services, retail and telecom industries are currently seeking solutions for customer contact, electronic commerce, work management, smart card and point of sale ("POS") applications in order to more effectively service their customers. In the Company's judgment, solutions which focus on the development, customization and deployment of innovative delivery solutions will become increasingly important. The Company believes that the evolution of business in the telecom, retail and banking industries as well as the public sector requires an architectural vision which leverages advanced technologies like Microsoft products and web-based applications that enable a provider to deliver integrated solutions across all delivery channels sharing infrastructure and application components. The creation, roll-out and support of these new solutions requires an intimate understanding of the industry and the customer's business and a dedication to high quality service.

     The Company believes that the ongoing change from centralized systems to client/server-based networks to IP-based computing as well as the increasing demand for the design and implementation of industry solutions will create challenges across all sectors of industry and government. The market drivers, including financial services and telecommunication deregulation, the growth of the Internet and electronic commerce and the growth of collaborative and remote computing, are resulting in significant investments in information technology. These investments in turn have increased the demand for network and desktop services and integrated solutions which are the Company's core competencies.

BUSINESS STRATEGY

Wang Global's business strategy is to continue to build a global IT services and solutions business by providing

           -networked technology services and infrastructure-related services, with an emphasis on planning, deploying, managing and maintaining COEs and CSEs. These services include project services such as network and desktop computing infrastructure design, staging, procurement and installation of IT and communications equipment, and systems migrations and upgrades. They also include managed services such as help desk support and warranty support, equipment maintenance and repair, remote and on-site monitoring and management of network and desktop infrastructures, and software support.

           -networked technology solutions for the financial services, retail, telecommunications, computer, and oil and gas industries as well as for clients in the government and public sectors. Solutions may be both standardized and customizable, encompassing customer delivery channels for financial services institutions and others, electronic commerce and Internet-based commerce applications. Solution components may include project services as noted above plus custom application software design and support, and standardized, interchangeable software, application templates and methodologies.

           -continued support for current VS, GCOS and other traditional or legacy customers, and upgrades and interoperability options for those customers.

    The Company is taking advantage of the opportunities created by recent developments in the IT industry by focusing on particular areas in which it has the technological, professional and marketing expertise. It does so to offer customer contact and other industry solutions and network based services, for banking and other financial services institutions, insurance companies, governments and their affiliates, public authorities and utilities, and commercial enterprises in the retail, oil and gas, computer and telecommunications sectors that will permit its customers and clients to increase the performance and reliability of their computing networks. In addition, the Company will continue to support its base of existing VS and GCOS customers in maintaining and enhancing their systems or in transitioning their systems to the open client/server model of computing.

PRINCIPAL PRODUCTS AND SERVICES

     Wang Global provides information technology ("IT") services and solutions, including network and desktop design, integration, security and management, help desk, maintenance, resale and installation of IT and communications equipment, infrastructure support for and integration of electronic commerce solutions, warranty support, procurement, and customer contact solutions for financial services institutions, insurance companies, governments and their affiliates, public authorities and utilities, and commercial enterprises in the retail, oil and gas, computer and telecommunications sectors.

Networked Technology Services. Wang Global has a "life cycle" approach to service delivery designed to help customers address their total cost of ownership through planning, deploying, managing and maintaining their network computing infrastructure and providing solutions for complex, often transnational, operations. Under the brand name "NetWorkPlace(TM)" the Company has developed a suite of nineteen (19) managed and project services which help customers manage their total cost of ownership through a common operating environment based on leading technologies which is powerful, adaptable and able to support next generation applications. This suite includes, among other services, TCO assessment, network security assessment, network asset discovery, Windows NT migration, enterprise messaging, help desk, asset management, network management, remote desktop/systems management, multi-vendor support and disaster recovery. The strategy of managing to a Common Operating Environment, efficiently deploying a Common Support Environment and providing reliable service delivery methods are all included in the NetWorkPlace(TM) offering. In addition, the Company offers its Advanced Networks services in order to address the challenge of data/voice/video convergence into the multi-service networks. For telecommunications companies and large enterprise customers, the Company offers, among other services, call center design and integration, Internet infrastructure platforms and security and broadband network design and integration. Wang Global partners with Cisco in the provision of a variety of the telecommunications offerings.

    In addition to its alliances with Microsoft and Cisco, Wang Global continues to offer quality world-wide support assistance to prominent original equipment manufacturers, including IBM, Dell, Hewlett Packard, Novell, Packard Bell, Bull and Compaq. The Company continues to support and service point of sale retail scanners and registers. As a multi-vendor service company, Wang Global offers end user service and support for more than 3,500 third party products from more than 350 manufacturers through its worldwide network of customer engineers, telephone support centers and logistics operations.

      The Company continues to earn revenue from the servicing, upgrading and enhancement of its installed base of VS and GCOS systems as well as support for certain Automated Teller Machines ("ATMs") and other self service terminals. The Company's support for the VS line not only allows customers to continue to benefit from their VS investments, but also facilitates their transition to open systems and COEs. The Company has addressed the calendar year 2000 issue (the inability of software to properly recognize dates after the year 1999) by announcing products such as hardware platforms and operating systems software releases together with inventory, assessment and remediation services, to enable VS customers to continue their deployment of VS systems after the year 2000. Wang Global maintains an electronic gateway between Microsoft's Exchange communication server product and Wang Global's VS Office, the Company's internally developed electronic mail system. This allows the large installed base of VS Office to coexist with Microsoft Mail and Exchange. Wang Global provides service and support on an exclusive basis to users of Bull GCOS platforms in the United States (including the United States government), Canada, Mexico and Australia. In addition, the Company sells and services ATMs, banking Kiosks and other banking-related peripherals developed by its affiliates and third parties including Olivetti. The Company supports a strategy of transition from existing proprietary systems to client/server applications for VS and GCOS customers by offering upgrade software, service and open system coexistence and migration software. The Company expects that due to a general move toward client-server solutions and COEs, the Company expects the revenues from servicing and enhancing its installed base of VS systems and Bull GCOS platforms, will continue to decline at a rate of 25% per year or more over the next several years. From one period to the next, the decline rate could be highly variable.

Networked Technology Solutions. Wang Global offers a complement of business process solutions both in the financial sector and in the area of electronic commerce. Under the brand name "Globalfs(TM)", the Company offers a web-based application that delivers an integrated multi-channel customer contact solution for financial institutions. It allows customers to migrate to new technology platforms and utilize customized web-enables technologies to fully integrate their own customer delivery channels. The multi-tier approach to building solutions is based on Microsoft's DNAfs(TM) architecture. In addition, the Company offers a business-to-business electronic commerce suite of application solutions that are web-based under the brand name "Netprise(TM)". Netprise(TM) solutions connect customers and suppliers, primarily through three high impact applications: direct selling, corporate purchasing and supply chain management. Wang Global's solutions offerings are supported by Wang Global's Networked Technology Services.

MARKETING

    The Company sells its services and solutions predominantly through its direct sales effort to both end-user customers, including governmental agencies, as well as large original equipment manufacturers. The Company markets its products and services in the United States through its nationwide sales and customer service offices. At December 31, 1998, United States operations included approximately 484 sales, sales support and sales administration personnel and approximately 7,482 people in its service and support organization (compared to approximately 480 and 6,830 respectively, at June 30, 1998).

    The Company's products and services are marketed and serviced in Canada, Europe, Latin America, Asia and the South Pacific regions through subsidiaries that generally are wholly-owned. At December 31, 1998, these subsidiaries employed approximately 1,007 sales, sales support and administrative personnel and approximately 8,320 service personnel (compared to approximately 1,540 and 8,950, respectively, at June 30, 1998). The Company reaches customers directly in over 45 countries and indirectly through independent distributors in approximately 90 additional countries.

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

SEASONALITY

    The Company's services and solutions business experiences increased volume in the fourth quarter of the calendar year due to the purchasing patterns of its largest government and commercial customers. The nature of the pattern causes the Company's revenue in the months between September and December to exceed the average revenue for the other three quarters. The Company attempts to minimize the effects of such seasonal revenue surges through other sales initiatives and by implementing its service business model.

CUSTOMERS

    The Company's customers include commercial customers, businesses, institutions and public authorities of varying sizes around the world. The Company's sales, marketing and professional services groups focus on customers with network and desktop productivity needs in selected markets. The United States government, together with its various agencies, is a significant customer of the Company, and provided revenues to the Company of approximately $205 million in the six month period ended December 31, 1998 (the "Stub Period"), $383 million in fiscal 1998, and $385 million in fiscal 1997, which represented approximately 11%, 20%, and 30% of consolidated revenues, respectively, in each of those periods. No other customer accounted for more than 10% of the Company's consolidated revenues in any of those periods.

COMPETITION

    Competition is vigorous in all parts of the worldwide market for network computing services and solutions. The Company's competitors are numerous and vary widely in size and resources. Some have substantially greater resources, stronger reference accounts, larger research and engineering staffs and larger marketing organizations than the Company. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware companies provide the most significant competition. In other areas, systems integrators, consulting organizations and telecommunications companies are significant competitors. The Company competes primarily on the basis of service delivery quality, the ability to offer a range of services and solutions at a competitive price, and the geographic breadth and scope of its service and support organizations. The Company competes in a variety of markets with a variety of service and solution offerings. With respect to competitive factors such as service delivery quality, range of services and solutions, geographic breadth and support organization, the Company believes it generally fares favorably as compared to its competitors. Wang believes that the Company's ability to compete on price alone is more limited due to the fact that many of its competitors either have larger organizations and the ability to more fully realize economies of scale or because such competitors are regional IT companies that have lower overhead costs.

RESEARCH AND DEVELOPMENT

    The Company has a research and development program that is primarily focused on integration of service delivery technologies and Olsy's support of software technology for the banking industry, continuing support of its VS customers and specialized client-server products sold to the United States Government. The Company's research and development expenses for the Stub Period were $5.4 million. In fiscal 1998, the Company spent $8.7 million on research and development in support of its continuing operations. Approximately $3.7 million was spent in fiscal 1997 in the same operations. These figures include direct labor costs and some allowances for material and overhead expenses. The increase in fiscal 1998 was due primarily to the acquisition of the Olsy operations.

PATENTS, TRADEMARKS AND LICENSES

      The Company owns a number of patents and patent applications, both in the United States and in various foreign countries. The Company has approximately fifteen major U.S. patents, covering Single In-line Memory Modules, database management, and the Internet. These patents will expire at various times during the period 2003 through 2013. The size of the patent portfolio may vary over time, either because certain patents may become abandoned if they no longer are of significant value to the Company, or because new patents may be added if research and development activities yield inventions of particular value, or because patents may be sold pursuant to an ongoing sales program. In addition, the Company receives license royalties from some of these patents and has cross-licensed some of these patents to other companies, in return for receiving usage rights under the other companies' patents and patent applications.

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

      The Company also owns certain copyrights, trademarks, trade secret and other proprietary information used in the conduct of its business operations. The Company has taken, and will continue to take, measures to enforce its intellectual property rights when it deems such action appropriate. The results of such enforcement measures and future awards or royalties, if any, related thereto cannot be predicted with any certainty at this time, but, if successful, one or more of these actions could result in a significant recovery for or other relief granted the Company. In addition, as a result of the recent Olsy acquisition, the Company is now conducting business in countries in which it has not previously had a presence. Therefore, to the extent that the Company introduces any of its traditional products or services into these countries, patents and other forms of intellectual property protection may not be available. Furthermore, to the extent that protection is available under the intellectual property laws of those countries, the level of protection may not be as extensive as that afforded by the intellectual property laws of the United States. Also, the Company's activities in those countries may be subject to the pre-existing intellectual property rights of third parties already present in those countries.

MANUFACTURING

    At December 31, 1998, the Company employed approximately 185 personnel in its manufacturing and related distribution operations (compared to approximately 194 at June 30, 1998). The continuing decline in demand for the Company's proprietary computer hardware products, the decision to discontinue the manufacture of PCs, increased reliance on third-party manufacturing sources and contract fabricators of subassemblies and components, and increasing reliance on direct shipment by suppliers to the Company's customers have allowed the Company to scale back its own manufacturing operations. However, this decline was offset by the Company's acquisition of Olsy and the related increase in its manufacturing operations related to ATMs, banking kiosks and other cash dispensing equipment.

    The Company is experiencing no substantial difficulties in obtaining necessary components, subassemblies and products, although delays have been experienced from time to time due to temporary shortages of certain components. Except in the case of some banking peripherals, the Company maintains multiple sources of supply for most items. In the case of certain proprietary ATMs, cash dispenser units and other component parts for banking peripherals, the Company relies on a single source supplier. In either case, the

Company believes that alternative sources which are not cost prohibitive could be developed for most existing single sources of supply, if required.

ENVIRONMENTAL COMPLIANCE

    The Company does not believe that compliance with federal, state and local laws and regulations that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

    At December 31, 1998, the Company employed approximately 20,300 people in its worldwide operations, compared to approximately 21,000 at June 30, 1998. The Company has not experienced any sustained, material strikes or work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    At December 31, 1998, the Company owned and leased a total of 7.8 million square feet of building space around the world, approximately 1 million square feet of which is leased out. In the U.S. the Company utilizes 1.8 million square feet of which approximately .8 million is used for administration, customer services and training, .6 million is used for field sales and service offices including regional administration and training operations and .4 million is used for distribution warehousing, manufacturing and associated administrative operations. Internationally, the Company owns and leases approximately 5.6 million square feet of which approximately 3.3 million is used for subsidiaries' administrative sales and service operations and approximately .8 million is used for distribution warehousing, manufacturing and associated administrative operations.

    The Company has excess space in certain operations. Such excess space will continue to be vacated as a result of ongoing restructuring actions. Amounts realized from dispositions of excess facilities and space have been, in general, less than sufficient to retire the Company's obligations with respect to such space. The Company anticipates that this experience will continue in general and will provide restructuring reserves as such space is identified.

    The Company completed construction of its new 150,000 square foot corporate headquarters in Billerica, Massachusetts in the fall of 1998.

ITEM 3.  LEGAL PROCEEDINGS

      The Chapter 11 proceedings were initiated by the predecessor corporation on August 18, 1992, and on September 30, 1993 a formal confirmation order with respect to the Company's Reorganization Plan became effective. On December 16, 1993, the Company was reincorporated as a Delaware corporation. The new corporation issued 30,000,000 shares of the new Common Stock to a Disbursing Agent (American Stock Transfer & Trust Company) for distribution to holders of allowed general unsecured claims in the Chapter 11 case. All shares of capital stock (Class B and Class C Common Stock) of the predecessor Massachusetts corporation were cancelled. Under the Reorganization Plan, 7,500,000 warrants, each to purchase one share of new Common Stock at $21.45 per share, are available to be issued to the record stockholders of the former Massachusetts corporation and the holders of certain securities claims. The warrant distribution began in March 1995 and to date 7,197,980 warrants have been issued. Holders of stock in the predecessor corporation had until December 16, 1998, to redeem such stock for warrants. On May 12, 1998, the Court issued an order (1) authorizing the final distribution of substantially all of the remaining shares to holders; and (2) closing the Chapter 11 case. The final distribution of the shares has been completed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The issuance of the Wang Common Stock to Olivetti was exempt from registration pursuant to Section 4 (2) of the Securities Act since it is a transaction by an issuer not involving any public offering. No matters were submitted to a vote of the Company's security-holders during the three-months ended December 31, 1998. In March 1998, in completing the purchase of Olsy, Olivetti's wholly owned information technology solutions and service subsidiary, the Company issued 7,250,000 shares of Wang Common Stock to Olivetti. The Company also agreed to deliver an additional 1,500,000 shares of Wang Common Stock subject to the approval of the Company's stockholders. The 8,750,000 shares of Wang Common Stock together with a cash payment and 5,000,000 Stock Appreciation Rights constituted the consideration paid by Wang in its purchase of Olsy.

     The following table sets forth the names, ages as of March 15, 1999, and positions of all executive officers of the Company:

                                                                        OFFICER
           NAME                POSITION(S)                         AGE   SINCE
           ----                -----------                         ---  -------

Joseph M. Tucci            Chairman of the Board,                  51    1990
                           President and Chief Executive Officer

Paul F. Brauneis           Vice President and Controller           54    1997

Richard L. Buckingham      Vice President and Treasurer            53    1990

Franklyn A. Caine          Executive Vice President                49    1994
                           and Chief Financial Officer

Donald P. Casey            Chief Technology Officer                53    1991

Lucy A. Flynn              Senior Vice President                   45    1996
                           Corporate/Marketing Communications

David I. Goulden           President, US Operations and            39    1994
                           Senior Vice President,
                           Marketing and Business Development

James J. Hogan             President, Wang Government Services     56    1990
                           And Senior Vice President

Albert A. Notini           Executive Vice President, Corporate     42    1994
                           Development and Administration,
                           General Counsel and Secretary

Jose Ofman                 President and Chief Operating           55    1997
                           Officer, Americas International

Jeremiah J.J. van Vuuren   President and Chief Operating           55    1993
                           Officer, International


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

Mr. Casey joined the Company as Executive Vice President and Chief Development Officer in September 1991, and was elected

President and Chief Technology Officer in January 1993. He served as President of the Software Business until December 1995 and since then as Chief Technology Officer. Mr. Casey resigned from his position as Chief Technology Officer on February 12, 1999. He had served as Vice President, Networking and Communications at Apple Computer Inc., a personal computer company, from 1988 to 1990, and as Vice President, Spreadsheet Division at Lotus Development Corporation, a software company, from 1990 to 1991.

Ms. Flynn joined the Company in June 1996 as Senior Vice President, Corporate/Marketing Communications. From 1992 through 1996, she served as Senior Vice President and Director of Corporate Affairs at Shawmut National Corporation. Previously she served as Vice President of Public Affairs at Shawmut Bank N.A. from 1989 to 1992.

Mr. Goulden joined the Company in 1990 as Director of Marketing Strategies. From 1991 to 1992 he served as Vice President, Marketing and Development and from 1992 to 1993 he served as Vice President, Marketing. Mr. Goulden served the Company as Vice President, Marketing and Business Development from 1993 to June 1994, as Senior Vice President, Business Development from June 1994 to December 1995 and as Senior Vice President, Software Products Division from December 1995 until March 1997. Since March 1997, he has held the position of Senior Vice President, Marketing and Business Development and in February 1999 he was appointed President, U.S. Operations. He previously served as Director of Corporate Strategy and Business Development from 1989 to 1990 at Unisys Corporation, a computer manufacturer.

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

Mr. Notini joined the Company in February 1994 as Senior Vice President, General Counsel and Secretary and became Executive Vice President, Corporate Development and Administration in March 1999. Mr. Notini is also responsible for all of the Company's, acquisitions and divestitures, legal, human resources, real estate and intellectual property matters. Previously, he had served as a Senior Partner from 1992 to 1994 and a Junior Partner from 1989 to 1992 at the Boston law firm of Hale and Dorr, LLP, which he joined in 1984.

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

     The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market during fiscal years 1997 and 1998 and the Stub Period.

QUARTER ENDED                  HIGH                   LOW
-------------                  ----                   ---

September 30, 1996             $20 1/8                $15 3/8

December 31, 1996              $24 1/16               $18 7/8

March 31, 1997                 $23 3/4                $17 1/4

June 30, 1997                  $21 1/2                $16

September 30, 1997             $23 1/8                $19

December 31, 1997              $24 13/16              $19 1/8

March 31, 1998                 $31 5/8                $21 3/8

June 30, 1998                  $31 5/8                $21

September 30, 1998             $26 2/16               $17 3/4

December 31, 1998              $28 1/4                $14 2/16

     The number of stockholders of record on March 1, 1999 was approximately 11,700.

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

     In March 1998, in completing the purchase of Olsy, Olivetti's wholly owned information technology solutions and service subsidiary, the Company issued 7,250,000 shares of Wang Common Stock to Olivetti. The Company also agreed to deliver an additional 1,500,000 shares of Wang Common Stock subject to the approval of the Company's stockholders. The 8,750,000 shares of Wang Common Stock together with a cash payment and 5,000,000 Stock Appreciation Rights constituted the consideration paid by Wang in its purchase of Olsy.

     The issuance of the Wang Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act since it is a transaction by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     See EXHIBIT A to be filed as an amendment to this annual report on Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See EXHIBIT B to be filed as an amendment to this annual report on Form
10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See EXHIBIT B to be filed as an amendment to this annual report on Form
10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See EXHIBIT C to be filed as an amendment to this annual report on Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 26, 1999 (the "1999 Proxy Statement") in the sections "Election of Directors - Directors of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is contained in the 1999 Proxy Statement to be filed in the sections "Election of Directors - Compensation of Directors," "-Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "- Employment Contracts and Change-in-Control Arrangements," which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 1999 Proxy Statement to be filed in the section "Beneficial Ownership of Voting Stock," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the 1999 Proxy Statement to be filed in the section "Election of Directors - Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements.

         1. The following documents will be filed as Exhibit C to be filed as an amendment to this annual report on Form 10-K.

              Financial Statements:

              Consolidated Statements of Operations for the six months ended December 31, 1998 and fiscal years ended June 30, 1998 and 1997.

              Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998.

              Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and the fiscal years ended June 30, 1998, and 1997.

              Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997.

              Notes to Consolidated Financial Statements.

         2. The following documents will be filed as Exhibit D to be filed as an amendment to this annual report on Form 10-K.

              Financial Statement Schedule:

              Schedule II- Valuation and Qualifying Accounts

         3. The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

        (b) During the quarter ended December 31, 1998, the Registrant did not file any Form 8-Ks.

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



March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE
[S]                        [C]                                    [C]

/s/ Joseph M. Tucci        Chairman of the Board, President       March 31, 1999
-----------------------    Chief Executive Officer and Director
Joseph M. Tucci            (Principal Executive Officer)


/s/ Franklyn A. Caine      Executive Vice President and           March 31, 1999
-----------------------    Chief Financial Officer
Franklyn A. Caine          (Principal Financial Officer)


/s/ Paul F. Brauneis       Vice President and Controller          March 31, 1999
-----------------------    (Principal Accounting Officer)
Paul F. Brauneis


/s/ David A. Boucher       Director                               March 31, 1999
-----------------------
David A. Boucher


/s/ Michael W. Brown       Director                               March 31, 1999
-----------------------
Michael W. Brown


/s/ Roberto Colaninno      Director                               March 31, 1999
-----------------------
Roberto Colaninno


/s/ Sergio Erede           Director                               March 31, 1999
-----------------------
Sergio Erede


/s/ Marcia A. Hooper       Director                               March 31, 1999
-----------------------
Marcia J. Hooper


/s/ Joseph J. Kroger       Director                               March 31, 1999
-----------------------
Joseph J. Kroger


/s/ Raymond C. Kurzweil    Director                               March 31, 1999
-----------------------
Raymond C. Kurzweil


/s/ Axel J. Leblois        Director                               March 31, 1999
-----------------------
Axel J. Leblois

/s/ Frederick A. Wang      Director                               March 31, 1999
-----------------------
Frederick A. Wang


/s/ John P. White          Director                               March 31, 1999
-----------------------
John P. White

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

4.1           Rights Agreement

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

10.3(5)       Contingent Severance Compensation Agreement with Joseph M. Tucci

10.4(6)       Employment Agreement with James J. Hogan

10.5(5)       Employee Retention Agreement with James J. Hogan

10.6(7)       Stock Incentive Plan, as Amended

10.7(8) Contingent Severance Compensation, as Amended with Franklyn A. Caine (Employment Agreement)

10.8(8)       Employees' Stock Incentive Plan

10.9(8)       1995 Director Stock Option Plan

10.10(9)      Employment Agreement with Donald P. Casey, as Amended

10.11(10)     Form of Amendment to Contingent Severance Compensation Agreements
              with Joseph M. Tucci, Donald P. Casey, Albert A. Notini, David I.
              Goulden, James J. Hogan, and Franklyn A. Caine, each an executive officer of the Company

10.12(11)     1994 Employees' Stock Incentive Plan, as Amended

10.13(11)     Form of Amendment to Employment Letter Agreement for David I.
              Goulden, Albert A. Notini and Franklyn A. Caine

Exhibit No.   Description
-----------   -----------

10.14(12)     Form of Non-Qualified Long Term Incentive Option to Purchase
              Shares of Common Stock for Messrs. Tucci, Caine, Casey, Goulden,
              Hogan, Notini, and Van Vuuren

10.15(12)     Registration Rights Agreement 6 1/2% Cumulative Convertible
              Preferred Stock

10.16(14)     Employment Agreement of Lucy A. Flynn

10.17(15)     1995 Employees' Stock Purchase Plan, as Amended

10.18(15)     Employees' Stock Incentive Plan, as Amended

10.19(1)      1995 Director Stock Option Plan, as Amended

10.20(16)     Asset Purchase Agreement, as amended, with respect to the
              Registrant's sale of its software business unit to Eastman Kodak
              Company

10.21(17)     Amended and Restated Employment Agreement of Joseph M. Tucci

10.22(17)     Restricted Stock Agreement of Joseph M. Tucci

10.23(17)     Non-Qualified Long Term Incentive Stock Option Agreement of Joseph
              M. Tucci

10.24(17)     Second Amendment to the Change in Control Severance Agreement of
              Joseph M. Tucci

10.25(17)     Form of Non-Qualified Long Term Incentive Stock Option Agreement
              with Messrs. Caine, Goulden and Notini, each an executive officer of the Registrant

10.26(17)     Form of Restricted Stock Agreement with Messrs. Caine, Goulden and
              Notini, each an executive officer of the Registrant

10.27(17)     Letter Agreement of Employment of Jose Ofman

10.28(17)     Amendment Number 1 to Letter Agreement of Employment of Jose Ofman

10.29(17)     Non-Qualified Long Term Stock Option Agreement with Jeremiah J. J.
              Van Vuuren

10.30(17)     Letter Agreement for Special Bonus of Franklyn A. Caine

10.31(17)     Change in Control Severance Agreement, as amended of Franklyn A.
              Caine

10.32(17)     Letter Agreement for Special Bonus of Albert A. Notini

10.33(17)     Change in Control Severance Agreement, as amended of Albert A.
              Notini

10.34(17)     Letter Agreement for Special Bonus of David I. Goulden

10.35(17)     Change in Control Severance Agreement, as amended of David I.
              Goulden

10.36(17)     Amendment Number 1 to the 1993 Directors' Stock Option Plan

10.37(17)     Amendment Number 2 to the Stock Incentive Plan

Exhibit No.   Description
-----------   -----------

10.38(17)     Amendment Number 3 to the Employees' Stock Incentive Plan

10.39(18)     Restricted Stock Agreement of Jeremiah J. J. Van Vuuren with
              Registrant

10.40(18)     Employment Agreement of Jeremiah J. J. Van Vuuren with Wang
              Laboratories Ireland B.V.

10.41(18)     Employment Agreement of Jeremiah J. J. Van Vuuren

10.42(18)     Change in Control Severance Agreement, as amended of Jeremiah J.
              J. Van Vuuren

10.43(19)     Form of Change in Control Severance Agreement with Messrs.
              Buckingham and Brauneis

10.44(20)     Amendment No. 4 to the 1995 Employee Stock Incentive Plan

10.45(20)     Amendment No. 5 to the 1995 Employee Stock Incentive Plan

10.46(20)     Amendment No. 2 to the 1995 Director Stock Option Plan

10.47(20)     Amendment No. 2 to the 1995 Employee Stock Purchase Plan

10.48(20)     Short Term Incentive Plan

10.49(21)     Stock Purchase Agreement and Wang Laboratories, Inc. and Wang
              Nederlands B.V., Ing. C. Olivetti SpA and certain subsidiaries

10.50(21)     Credit Agreement among Wang Laboratories, Inc., various subsidiary borrowers and Bankers Trust Company and various financial institutions

10.51(22)     Olsy Employees Stock Incentive Plan

10.52(23)     Rights Agreement, dated April 22, 1998, between Wang Laboratories,
              Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto

10.53(24)     Amendment to Employment Agreement with Franklyn A. Caine

10.54(24)     Amendment to Employment Agreement with Donald P. Casey

10.55(24)     Amendment to Employment Agreement with Lucy A. Flynn

10.56(24)     Amendment to Employment Agreement with David I. Goulden

10.57(24)     Amendment to Employment Agreement with James J. Hogan

10.58(24)     Amendment to Employment Agreement with Albert A. Notini

10.59(24)     Amendment to Employment Agreement with Jose Ofman

10.60(24)     Amendment to Employment Agreement with Jerimiah J.J. van Vuuren with Wang Laboratories Ireland B.V.

10.61(24)     Amendment to Employment Agreement with Jerimiah J.J. van Vuuren with Wang Laboratories, Inc.

10.62(24)     Amendment to Change of Control Severance Agreement with Franklyn
              A. Caine

Exhibit No.   Description
-----------   -----------

10.63(24)     Amendment to Change of Control Severance Agreement with Donald P.
              Casey

10.64(24)     Amendment to Change of Control Severance Agreement with Lucy A.
              Flynn

10.65(24)     Amendment to Change of Control Severance Agreement with David I.
              Goulden

10.66(24)     Amendment to Change of Control Severance Agreement with James J.
              Hogan

10.67(24)     Amendment to Change of Control Severance Agreement with Albert A.
              Notini

10.68(24)     Amendment to Change of Control Severance Agreement with Jose Ofman

10.69(24)     Amendment to Change of Control Severance Agreement with Jeremiah
              J.J. van Vuuren

10.70         Amendment to Employment Agreement with Jose Ofman

10.71         Amendment to Rights Agreement

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

(23) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated May 15, 1998.

(24) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(25) To be filed as part of an amendment to this annual report on Form 10-K for the six months ended December 31, 1998.