Form 10-Q/A
period 1998-03-31
WANG LABORATORIES INC
filed 1999-04-06
CIK 104519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                 (978) 625-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

Common stock, par value $0.01 per share                    45,948,952 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

        ITEM 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 March 31, 1998 (restated)  and June 30, 1997               3

                 Consolidated Statements of Operations -
                 Three and nine months ended March 31, 1998 and 1997        4

                 Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1998 and 1997                  5

                 Notes to Consolidated Financial Statements -
                 March 31, 1998                                             6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

This Amendment to the Quarterly Report on Form 10-Q of Wang Laboratories, Inc. ("Wang" or the "Company") for the three and nine months ended March 31, 1998 gives effect to certain changes in Item 1 - Consolidated Financial Statements (Unaudited) and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment, which is the result of informal discussions with the staff of the Securities and Exchange Commission which concluded in March 1999, reflects an adjustment to the valuation of 8.75 million shares (of which 1.5 million are to be delivered upon shareholder approval) and 5.0 million Stock Appreciation Rights ("SARs") issued to Olivetti as part consideration for the acquisition of Olsy. The adjustment results from the application of a 20% discount to a revised calculation of market value compared to a previously applied discount of 35%. The adjustment had the effect of increasing paid-in-capital by $41.0 million with a corresponding increase in intangible assets.

Additionally, disclosures regarding EBITDA and the likelihood of future asset impairments, have been expanded in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  The following document is included as part of this Quarterly Report on Form 10-Q/A, Amendment No. 1 to Form 10-Q.

                  Exhibit 27.1 -- Financial Data Schedule (restated)

SIGNATURE                                                                  22

                         PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                     MARCH 31,    JUNE 30,
                                                                                       1998         1997
                                                                                     ----------   --------
                                                                                     (RESTATED)
                                                                                     (DOLLARS IN MILLIONS)
ASSETS

CURRENT ASSETS
  Cash and equivalents                                                               $  238.7     $  242.2
  Accounts receivable, net of allowance for doubtful accounts
    of $19.8 at March 31, 1998 and $17.9 million at June 30, 1997                       790.8        244.3
  Inventories:
   Finished products                                                                      8.2          5.6
   Raw materials and work-in-process                                                    134.5          7.8
   Service parts and supplies                                                            46.0          1.1
                                                                                     --------     --------
    Total inventories                                                                   188.7         14.5
  Other current assets                                                                  200.9         53.6
                                                                                     --------     --------
       Total current assets                                                           1,419.1        554.6

Depreciable assets, net of accumulated depreciation of $161.7
  million at March 31, 1998 and $131.7 million at June 30, 1997                         292.1        123.0
Intangible assets, net of accumulated amortization of $83.4 million
  at March 31, 1998 and $64.2 million at June 30, 1997                                  450.6        311.6
Other                                                                                   117.8         45.6
                                                                                     --------     --------

       Total assets                                                                  $2,279.6     $1,034.8
                                                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                                                    $  120.3     $   63.3
   Accounts payable                                                                     381.5         64.4
   Accrued expenses                                                                     242.1        121.3
   Other current liabilities                                                            372.2        110.0
   Deferred service revenue                                                             156.1         69.5
                                                                                     --------     --------
       Total current liabilities                                                      1,272.2        428.5
                                                                                     --------     --------

Long-term liabilities                                                                   291.3         98.0
                                                                                     --------     --------

Commitments and contingencies

Minority interest                                                                         6.7            --

Series A Preferred Stock                                                                 86.0         85.5
                                                                                     --------     --------

STOCKHOLDERS' EQUITY
  Series B Preferred Stock, $0.01 par value, 143,750 shares
    authorized and outstanding, liquidation preference of $143.8 million                138.3        138.3
  Common stock, $0.01 par value, 100,000,000 shares authorized; outstanding
    shares: 45,948,952 at March 31, 1998 and 38,008,004 at June 30, 1997                  0.5          0.4
  Capital in excess of par value                                                        525.0        291.4
  Cumulative translation adjustment                                                      (8.6)        (3.7)
  Retained earnings (deficit)                                                           (31.8)        (3.6)
                                                                                     --------     --------
       Total stockholders' equity                                                       623.4        422.8
                                                                                     --------     --------

   Total liabilities and stockholders' equity                                        $2,279.6     $1,034.8
                                                                                     ========     ========

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                      1998           1997           1998           1997
                                                                 -------------  -------------  -------------  ---------

                                                                        (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
    Services                                                         $ 285.3        $ 246.8       $  781.5        $ 698.1
    Products                                                           117.3           68.3          272.2          232.1
                                                                     -------        -------       --------        -------
        Total revenues                                                 402.6          315.1        1,053.7          930.2
                                                                     -------        -------       --------        -------
COSTS AND EXPENSES
    Cost of services                                                   225.0          193.4          613.5          529.0
    Cost of products                                                    93.3           49.5          211.7          171.0
    Research and development                                             2.2            0.9            3.7            2.8
    Selling, general and administrative                                 91.5           80.3          194.5          182.1
    Amortization of intangibles - acquisition and fresh-start            8.5           22.7           21.1           42.2
    Acquisition-related charges                                         14.0            8.6           14.0           36.0
    Restructuring charges                                                9.2            --             9.2            --
                                                                     -------        -------       --------        -------
        Total costs and expenses                                       443.7          355.4        1,067.7          963.1
                                                                     -------        -------       --------        -------

OPERATING LOSS                                                         (41.1)         (40.3)         (14.0)         (32.9)
                                                                     -------        -------       --------        -------

OTHER (INCOME) EXPENSE
    Interest (income) expense - net                                      3.7            2.6            0.1            4.9
    Other (income) expense - net                                         0.1            0.1           (6.4)          (0.6)
                                                                     -------        -------       --------        -------
        Total other (income) expense                                     3.8            2.7           (6.3)           4.3
                                                                     -------        -------       --------        -------


LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    (44.9)         (43.0)          (7.7)         (37.2)
Provision (benefit) for income taxes                                      --          (21.1)          13.4          (18.1)
                                                                     -------        -------       --------        -------

LOSS FROM CONTINUING OPERATIONS                                        (44.9)         (21.9)         (21.1)         (19.1)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES                         --          101.3             --           76.6
                                                                     -------        -------       --------        -------

NET INCOME (LOSS)                                                      (44.9)          79.4          (21.1)          57.5
Dividends and accretion on preferred stock                              (3.5)          (3.6)         (10.6)         (10.6)
                                                                     -------        -------       --------        -------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                  $ (48.4)       $  75.8       $  (31.7)       $  46.9
                                                                     =======        =======       ========        =======

PER SHARE AMOUNTS
    Basic
      Continuing operations                                          $ (1.22)       $ (0.69)      $  (0.82)       $ (0.81)
      Discontinued operations                                             --           2.74             --           2.09
                                                                     -------        -------       --------        -------
        Net income (loss) per share                                  $ (1.22)       $  2.05       $  (0.82)       $  1.28
                                                                     =======        =======       ========        =======
    Diluted
      Continuing operations                                          $ (1.22)       $ (0.69)      $  (0.82)       $ (0.81)
      Discontinued operations                                             --           2.74             --           2.09
                                                                     -------        -------       --------        -------
        Net income (loss) per share                                  $ (1.22)       $  2.05       $  (0.82)       $  1.28
                                                                     =======        =======       ========        =======

SHARES USED TO COMPUTE PER SHARE AMOUNTS
    Basic                                                               39.8           37.0           38.7           36.8
    Diluted                                                             39.8           37.0           38.7           36.8

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                       1998         1997
                                                                      ------       ------
                                                                     (DOLLARS IN MILLIONS)
        OPERATING ACTIVITIES
          Loss from continuing operations                             $ (21.1)    $  (19.1)
          Depreciation                                                   49.0         50.3
          Amortization                                                   23.3         44.3
          Gain on asset sales                                            (6.5)          --
          Non-cash provision (benefit) for income taxes                   9.7        (21.9)
          Non-cash compensation expense                                    --         36.0
          Acquisition-related charges                                    14.0          5.5
          Other restructuring charges                                     9.2           --
          Payments for acquisition-related charges                      (14.9)       (18.7)
          Payments for restructuring charges                             (1.9)        (4.8)
                                                                      -------     --------
                                                                         60.8         71.6
                                                                      -------     --------
        CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
          Accounts receivable                                           (11.7)        (5.5)
          Inventories                                                     3.2          4.1
          Other current assets                                           (4.0)         1.0
          Accounts payable and other current liabilities                (36.8)       (43.2)
          Other                                                          (3.6)         2.9
                                                                      -------     --------
          Net changes in other accounts affecting operations
                                                                        (52.9)       (40.7)
                                                                      -------     --------
                                                                          7.9         30.9

          Net proceeds from sale of discontinued  operations               --        250.5
          Cash used in discontinued operations                           (8.6)       (35.8)
                                                                      -------     --------

              Cash provided by (used in) operations                      (0.7)       245.6
                                                                      -------     --------

        INVESTING ACTIVITIES
          Depreciable assets                                            (54.3)       (34.2)
          Proceeds from asset sales                                      13.9          5.6
          Business acquisitions, net of cash acquired                    25.1       (169.9)
          Other                                                          (0.4)        (4.0)
                                                                      -------     --------
              Cash used in investing activities                         (15.7)      (202.5)
                                                                      -------     --------

        FINANCING ACTIVITIES
          Increase (decrease) in short-term borrowings                   20.5         (0.3)
          Proceeds from stock plans                                       8.4          5.2
          Dividends paid on preferred stock                             (10.0)       (10.1)
          Other                                                          (1.9)         --
                                                                      -------     -------
              Cash provided by (used in) financing activities
                                                                         17.0         (5.2)
                                                                      -------     --------

        Effect of changes in foreign exchange rates on cash              (4.1)        (1.6)
                                                                      -------     --------

        DECREASE IN CASH AND EQUIVALENTS                                 (3.5)        36.3
        CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     242.2        175.3
                                                                      -------     --------
        CASH AND EQUIVALENTS AT END OF PERIOD                         $ 238.7     $  211.6
                                                                      =======     ========

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION (RESTATED)

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

Restatement Related to Valuation of Olsy Consideration - Common Stock and Stock Appreciation Rights:

Pursuant to discussions with the Securities and Exchange Commission ("SEC"), the Company revised the value of the 8.75 million shares of common stock (of which 1.5 million are to be delivered upon shareholder approval) and the 5.0 million Stock Appreciation Rights ("SARs") issued to Olivetti as part of the consideration for Olsy (see Note B). The value of the shares previously recorded was based on the market value of the Company's common stock, discounted by 35% to reflect the restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The Company has adjusted the value to reflect a discount of 20% of a revised calculation of market value. The value of the common stock used to calculate the value of the SARs has been revised consistent with the revised value per share of the common stock. Accordingly, $41.0 million of net adjustments were recorded as additional paid-in capital, with a corresponding increase to intangible assets.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE A (Continued)

The effect of the restatement related to the change in value for the common stock and SAR's resulted in the following impact on the Company's financial position at March 31, 1998:

                                                               March 31,
                                                                 1998
                                                               ---------

Intangible assets, net, as previously reported                 $ 409.6

Adjustment related to valuation of consideration
  issued for Olsy                                                 41.0
                                                               -------

Restated                                                       $ 450.6
                                                               =======

Capital in excess of par, as previously reported               $ 484.0

Adjustment related to valuation of consideration
  issued for Olsy                                                 41.0
                                                               -------

Restated                                                       $ 525.0
                                                               =======

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

NOTE B - BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES (RESTATED)

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

In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; 8,750,000 shares of common stock (of which 1,500,000 are to be delivered upon shareholder approval) with a value of $197.2 million at the time of issuance; 5,000,000 stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election; and the potential for an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 to 1999. The earnout will be recorded at the time it becomes probable that a payment will be required and the amount can be reasonably estimated.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE B (Continued)

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values. The value of the shares was recorded at a discount of 20% of the market value of the Company's common stock. The value of the SARs was recorded based on the historical and implied volatility of the common stock, considering both the minimum guaranteed price and the restrictions on exercise inherent in the SARs. These values were determined by independent valuations. The shares are not registered and are subject to a three-year restriction period.

A summary of the acquisition, which excludes OCJ, follows (in millions):

   Cash, excluding OCJ escrow, including transaction costs            $   47.0
   Common stock and stock equivalents                                    197.2
   Stock appreciation rights                                              32.5
                                                                      --------

   Total consideration                                                   276.7

   Estimated fair value of net tangible assets
   acquired                                                              130.3
                                                                      --------

   Excess of purchase price over net tangible
   assets acquired                                                    $  146.4
                                                                      ========

The excess of the purchase price over the fair value of the net assets acquired was $146.4 million and has been recorded based on a preliminary purchase price allocation. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed is subject to appraisals, valuations, evaluations and other analysis of the fair value of assets acquired and liabilities assumed, including the anticipated valuation of certain purchased research and development activities. Amortization for the fourteen day period subsequent to the acquisition was $0.2 million calculated on a straight line basis over an estimated useful life of 25 years.

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

The integration and restructuring-related costs of $23.2 million were provided after certain actions had been identified, quantified and approved. Additional charges are anticipated as the balance of the plan actions are quantified. The integration and restructuring charges recorded in the March quarter consist of the following (in millions):

              Workforce-related                              $  13.0
              Depreciable assets and other                       0.9
              Facilities                                         9.3
                                                             -------
                 Total                                       $  23.2
                                                             =======

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE D - EARNINGS PER SHARE

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           MARCH 31,                  MARCH 31,
                                                                       1998         1997           1998         1997
                                                                      -------      -------       -------       -------
                                                                           (IN MILLIONS EXCEPT PER SHARE DATA)
          Numerator:
             Loss from continuing operations                          $ (44.9)     $ (21.9)      $ (21.1)      $ (19.1)
             Dividends and accretion on the
               Series A Preferred Stock                                  (1.2)        (1.2)         (3.6)         (3.6)
             Dividends on the Series B Preferred Stock                   (2.3)        (2.4)         (7.0)         (7.0)
                                                                      -------      -------       -------       -------
             Numerator for basic and diluted earnings
               per share - loss from continuing
               operations available to common
               shareholders                                           $ (48.4)     $ (25.5)      $ (31.7)      $ (29.7)
                                                                      =======      =======       =======       =======

          Denominator:
             Denominator for basic and diluted earnings
               per share - weighted average shares                       39.8         37.0          38.7          36.8
                                                                      =======      =======       =======       =======

          Basic Earnings per Share - Continuing Operations            $ (1.22)     $ (0.69)      $ (0.82)      $ (0.81)
                                                                      =======      =======       =======       =======
          Diluted Earnings per Share -  Continuing Operations         $ (1.22)     $ (0.69)      $ (0.82)      $ (0.81)
                                                                      =======      =======       =======       =======

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

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations was $36.5 million and $36.2 million in the three month periods ended March 31, 1998 and 1997, respectively. EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies. EBITDA is calculated for the three months ended March 31, 1998 by adjusting the operating loss of $41.1 million for nonrecurring charges of $52.2 million, depreciation and amortization expenses not included in the nonrecurring charges of $18.1 million and $7.4 million, respectively, and other expense of $0.1 million not reflected in the nonrecurring charges. EBITDA is calculated for the three months ended March 31, 1997 by adjusting the operating loss of $40.3 million for nonrecurring charges of $52.5 million, depreciation and amortization expenses not included in the nonrecurring charges of $15.2 million and $8.9 million, respectively, and other expense of $0.1 million not reflected in the nonrecurring charges.

EBITDA from continuing operations for the nine months ended March 31, 1998 and 1997 was $115.1 million and $122.7 million, respectively. EBITDA for the nine months ended March 31, 1998 is calculated by adjusting the operating loss of $14.0 million for nonrecurring charges of $52.2 million, depreciation and amortization expenses not included in the nonrecurring charges of $49.0 million and $21.5 million, respectively, and other income of $6.4 million not reflected in the nonrecurring charges. EBITDA is calculated for the nine months ended March 31, 1997 by adjusting the operating loss of $32.9 million for nonrecurring charges of $79.9 million, depreciation and amortization expenses not included in the nonrecurring charges of $45.5 million and $29.7 million, respectively, and other income of $0.5 million not reflected in the nonrecurring charges.

For the nine months ended March 31, 1998, cash used in operating and investing activities was $0.7 million and $15.7 million, respectively. Cash provided by financing activities was $17.0 million.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 1997, cash provided by operations was $245.6 million. Cash used in investing and financing activities was $202.5 million and $5.2 million, respectively.

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. Decline rates of traditional product and service revenues may be higher than the Company's historical experience. If that proves to be true, then margins in traditional products and services will also come under pressure. As discussed in prior periods, margins in commercial outsourcing are likely to be under higher than anticipated competitive pressure. Taken together, it is possible that the full amount of certain intangible assets acquired in connection with the acquisition of I-NET and Bull may not ultimately be recoverable. In light of these current trends in market demand, the Company has undertaken an assessment of whether the projected future cash flows of these businesses will be sufficient to recover the carrying amount of the related intangible assets. The Company expects to complete this analysis in the fourth quarter. If recent trends continue, forecasted cash flows may be insufficient to recover the intangible assets, and accordingly, the Company would be required to recognize an impairment charge by reducing the carrying amount of the intangible assets to their then estimated fair values. Such a charge, if required, would be material.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs increased by $1.3 million for the three months ended March 31, 1998, from $0.9 million in the comparable prior year period. Research and development costs were $3.7 million for the nine months ended March 31, 1998, an increase of $0.9 million from the nine months ended March 31, 1997. Research and development costs include amounts spent by Olsy since the acquisition and development by OliRicerca (a minority investee company) under contract with Wang Global. The Company's modest level of research and development spending is primarily related to continuing support for its proprietary VS products and specialized client server products sold to the U.S. government and to the development of software technology for the banking industry.

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

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AMORTIZATION

Amortization of acquired intangible assets totaled $8.5 million and $21.1 million in the three and nine months ended March 31, 1998, respectively, including $0.2 million for intangible assets established as part of the Olsy acquisition for the fourteen day period, and $1.8 million for the writedown of intangible assets determined to be impaired. During the prior fiscal year, the Company eliminated its remaining fresh-start intangible assets following the sale of its software business unit to Kodak through the recognition of a deferred tax asset attributable to the realization and expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the three months ended March 31, 1997 was $22.7 million, of which $2.2 million relates to the implementation of fresh-start reporting, $6.1 million relates to intangible assets established in connection with business acquisitions and $14.4 million relates to the writedown of acquired intangible assets determined to be impaired. Amortization of acquired intangible assets totaled $21.1 million in the nine months ended March 31, 1998. Amortization of fresh-start and intangible assets in the nine months ended March 31, 1997 was $42.2 million, of which $9.5 million relates to the implementation of fresh-start reporting, $18.3 million relates to intangible assets established in connection with business acquisitions and $14.4 million relates to the writedown of acquired intangible assets determined to be impaired.

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

INTEREST INCOME AND EXPENSE

Net interest expense of $3.7 million in the three months ended March 31, 1998 is primarily comprised of $5.6 million of interest expense, including $4.7 million related to the Company's new Revolving Credit Facility with Bankers Trust Company ("BTC") of $500 million, and the previous Revolving Credit Facility with BTC, which was replaced with $225 million from the new facility, and $1.9 million of interest income. This compares to $2.6 million of net interest expense in the same prior year period . Net interest expense of $0.1 million in the nine months ended March 31, 1998 was comprised of $6.6 million of interest income and $6.7 million of interest expense, compared to $4.9 million of net interest expense in the same prior year period, consisting of $8.8 million of interest expense and $3.9 million of interest income. Interest expense in the prior year period principally relates to amounts borrowed under and fees associated with the previous $225 million Revolving Credit Facility with BTC. The increase in interest income in the three and nine months ended March 31, 1998, compared to the prior year periods, was primarily due to higher cash balances resulting from the sale of the Company's software business unit to Kodak.

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

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that expenditures of as much as $380 million will be required in connection with the integration and rightsizing of the combined company. The $380 million includes approximately $275 million related to organizational redundancies, $75 million related to facilities and $30 million related to systems and other costs. The Company currently estimates that the cash utilization associated with these expenditures will approximate $155 million, $155 million and $70 million in calendar years 1998, 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000, or an estimated payback averaging approximately eighteen months.

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

      COMPETITION. The information technology ("IT") services industry, including the network and desktop services markets, is intensely competitive and undergoing continual change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller IT services businesses providers, but which have, been able to develop strong local or regional customer bases. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. The Company may have difficulty implementing the leading edge technology required to services its customers. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services.

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

      NATURE OF CONTRACTS. Some of the Company's contracts are for a fixed price and are long-term in duration, which subjects the Company to substantial risks relating to unexpected cost increases and other factors outside the control of the Company. Revenues and profits on such contracts are recognized using estimates and actual results, when known, may differ materially from such estimates. Additionally, some of the customer relationships in the international arena, particularly those acquired through the Olsy acquisition, are supported by purchase orders in lieu of contracts of a predetermined duration. Revenues supported by purchase orders are often less predictable and may be jeopardized by the acquisition of Olsy by the Company. Finally, IT outsourcing contracts in particular, often contain provisions that allow for termination for convenience, service level agreement compliance, liquidated damages and penalties and are awarded based on a competitive procurement process. Such contracts often require high expenditures and long lead times with no assurance of success.

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

DATE: April 5, 1999

                                               WANG LABORATORIES, INC.


                                               /s/ Paul A. Brauneis
                                               --------------------------------
                                               Paul A. Brauneis,
                                               Vice President and
                                               Corporate Controller