Form 10-K405/A
period 1998-06-30
WANG LABORATORIES INC
filed 1999-04-06
CIK 104519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year ended June 30, 1998

                          COMMISSION FILE NUMBER 1-5677

                             WANG LABORATORIES, INC.

             (Exact name of Registrant as specified in its charter)


                          DELAWARE                                              04-2192707
-------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


        290 CONCORD ROAD, BILLERICA, MASSACHUSETTS                                 01821
        ------------------------------------------                               ----------
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

     The number of shares outstanding of Common Stock outstanding as of August 31, 1998 was 46,189,773

     The Amendment to the Annual Report on Form 10-K of Wang Laboratories, Inc. ("Wang" or the "Company"), for the fiscal year ended June 30, 1998 gives effect to certain changes resulting from informal discussions with the staff of the Securities and Exchange Commission which were concluded in March 1999 concerning the accounting treatment related to certain aspects of the Olsy acquisition and the impairment of certain long-lived assets (See Note A to the Consolidated Financial Statements - Restatement for a complete description of changes and their restated effects).

     The results of these changes was to reduce the net loss and net loss per share for the fiscal year ended June 30, 1998 to $251.6 million or $6.54 per share from $281.6 million or $7.29 per share.

     Additionally, $3.1 million has been reclassified from research and development to cost of services - $0.5 million, cost of products - $1.2 million and selling, general and administrative expense - $1.4 million.

PART I

  ITEM 1    BUSINESS

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "WANG."

     The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market during fiscal years 1997 and 1998.


     QUARTER ENDED                      HIGH           LOW
     -------------                     -------       -------
     September 30, 1996                $20 1/8       $15 3/8

     December 31, 1996                 $24 1/16      $18 7/8

     March 31, 1997                    $23 3/4       $17 1/4

     June 30, 1997                     $21 1/2       $16

     September 30, 1997                $23 1/8       $18 5/8

     December 31, 1997                 $24 13/16     $19 1/8

     March 31, 1998                    $31 5/8       $21 3/8

     June 30, 1998                     $32 1/4       $21

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

  ITEM 6   SELECTED FINANCIAL DATA

           See EXHIBIT A attached hereto.

  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           See EXHIBIT B attached hereto.

  ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See EXHIBIT C attached hereto.

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

     In March 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Ing. C. Olivetti & Co. S.p.A. ("Olivetti"). Olsy is a provider of IT solutions and services to the Italian, European and other global markets. Olsy's primary geographical markets outside Italy are U.K., Netherlands, France, Belgium, North America and Japan. Olsy delivers solutions and services based on open computing standards, distributed client server architectures and network infrastructures to customers, principally in the banking, public authority, utility and retail sectors. The solutions range from the development of the initial computing environment to systems integration and include analysis, design, validation, procurement and production through to delivery and roll out of complete solutions. The services provided by Olsy include hardware, software and network maintenance and support, on-site support of distributed desktop computing environments and consultancy. The Company also acquired a 19.9% interest in Olivetti Ricerca, the Italian consortium supplying research and development services to both the IT and telecom sectors. In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; issued 8,750,000 shares of Common Stock (of which 1,500,000 are to be delivered upon shareholder approval) with a value of $197.2 million at the time of closing; issued 5,000,000 stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's Common Stock above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election; and agreed to pay an additional amount of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the calendar years 1998 and 1999.

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

     FOCUS ON NETWORK AND DESKTOP COMPUTER SERVICES AND SOLUTIONS. Wang offers a comprehensive range of network and desktop services and solutions on a worldwide basis, including infrastructure support for and integration of financial services delivery channel solutions and electronic commerce solutions. At the desktop, the Company offers services including product procurement and computer maintenance and warranty support, help desk and desktop administration (including moves, adds, changes and upgrades). Network services include LAN and WAN design, implementation and administration, as well as the associated applications for LANs, WANs and internet/intranet configurations. In addition, the Company offers enhanced and cost effective service delivery and remote network management through its Enterprise Service Centers in Houston, London and Sydney. The company's solutions offerings include electronic commerce, work management, petrol/convenience store, smart card and POS applications as well other integrated solutions. These services and solutions are offered individually or as a suite of service/solution offerings. By offering customers a full suite of services and solutions for the desktop through the WAN, the Company believes that it can offer customers an attractive comprehensive arrangement for providing desktop and network products and services.

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

     Network and Desktop Design, Installation and Support. Wang has a long history of providing office automation and systems integration services, including the design, project management, application design, installation, ongoing support and administration of a network or interconnected networks. Additionally, the Company is a leading independent provider of network integration, security and management, installation, training and other value-added services to customers worldwide. With the acquisition and integration of Olsy, API, I-NET, and BISS, Wang believes that it now has the resources and capabilities to provide a full range of services and solutions at the desktop, including product sourcing, as well as at the LAN and WAN level for network computing, throughout the world.

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

RESEARCH AND DEVELOPMENT

     The Company has a research and development program that is primarily focused on continuing support of its VS customers, specialized client-server products sold to the United States Government, integration of service delivery technologies and Olsy's support of software technology for the banking industry. The Company's research and development expenses for fiscal 1998 were $8.7 million. In fiscal 1997, the Company spent $3.7 million on research and development in support of its continuing operations. Approximately $5.0 million was spent in fiscal 1996 in the same operations. These figures include direct labor costs and some allowances for material and overhead expenses. The increase in 1998 was due primarily to the acquisition of the Olsy operations.

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

            Financial Statements:

            Consolidated Statements of Operations for the fiscal years ended June 30, 1998 (restated), 1997 and 1996.

            Consolidated Balance Sheets as of June 30, 1998 (restated) and 1997.

            Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998 (restated), 1997 and 1996.

            Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1998 (restated), 1997 and 1996.

            Notes to Consolidated Financial Statements (restated).

         2. The following documents are filed as Exhibit D hereto and are included as part of this Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K.

            Exhibit 12.1 -- Calculation of Ratio of Earnings to Fixed Charges (restated)
            Exhibit 23.1 -- Consent of Independent Auditors
            Exhibit 27.1 -- Financial Data Schedule (restated)

     (b) During the quarter ended June 30, 1998, the Registrant filed a Current Report on Form 8-K dated May 15, 1998 regarding the Registrants Rights Agreement and a Current Report on Form 8-K/A, Amendment No. 2 to Form 8-K dated April 5, 1999 containing Combined Consolidated Financial Statements and Pro Forma Combined Condensed Financial Statements for the Olsy transaction pursuant to the Stock Purchase Agreement among Wang Laboratories, Inc., Wang Nederland B.V., Ing. C. Olivetti & C. S.p.A. Olivetti Sistemas e Servicios Limitada and Olivetti do
         Brasil S.A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        WANG LABORATORIES, INC.


                        BY: /s/ PAUL A. BRAUNEIS
                            ----------------------------------------------------
                            Paul A. Brauneis
                            Vice President and
                            Corporate Controller

April 5, 1999

                                                                       EXHIBIT A

WANG LABORATORIES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollars in millions except per share data)

                                                                                                                   PREDECESSOR
                                                                                                                      COMPANY
                                                                                                                       THREE
                                             YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    NINE MONTHS       MONTHS
                                              JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,         ENDED
                                                1998          1997          1996          1995          1994       SEPT 30, 1993
                                             ----------    ----------    ----------    ----------    -----------   -------------
                                           (restated)(A)
Revenues                                      $1,887.0      $1,268.4      $1,013.9      $ 901.9        $ 644.4         $210.9

Income (loss) from continuing
operations before reorganization
expenses and discontinued operations          $ (251.6)     $   (6.7)     $   63.5      $ (14.2)       $   8.6         $ 11.9

Reorganization expenses                             --            --            --           --             --          (20.8)

Income (loss) from discontinued
 operations                                         --          76.6         (69.0)       (53.9)            --             --

Fresh-start reporting adjustment                    --            --            --           --             --          193.6

Gain on debt discharge                              --            --            --           --             --          329.3
                                              --------      --------      --------      -------        -------         ------
Net income (loss)                             $ (251.6)         69.9          (5.5)       (68.1)           8.6          514.0

Dividends and accretion on preferred stock       (14.1)        (14.1)        (22.6)        (8.7)          (4.2)            --
                                              --------      --------      --------      -------        -------         ------

Net income (loss) applicable to
 common stockholders                          $ (265.7)     $   55.8      $  (28.1)     $ (76.8)       $   4.4         $514.0
                                              ========      ========      ========      =======        =======         ======

Net income (loss) per share:
 Basic
   Continuing operations                      $  (6.54)     $  (0.56)     $   1.13      $ (0.70)       $  0.13
   Discontinued operations                          --          2.06         (1.91)       (1.64)            --
                                                            --------      --------      -------        -------
     Net income (loss)                        $  (6.54)     $   1.50      $  (0.78)     $ (2.34)       $  0.13              *
                                              ========      ========      ========      =======        =======         ======
 Diluted
   Continuing operations                      $  (6.54)     $  (0.56)     $   1.07      $ (0.70)       $  0.13
   Discontinued operations                          --          2.06         (1.81)       (1.64)            --
                                                            --------      --------      -------        -------
     Net income (loss)                        $  (6.54)     $   1.50      $  (0.74)     $ (2.34)       $  0.13              *
                                              ========      ========      ========      =======        =======         ======

Average number of employees                     13,300         9,300         6,200        5,200          5,900          6,700


AT JUNE 30,                                     1998          1997          1996         1995           1994
-----------                                  ---------      --------      --------      -------        -------
                                           (restated)(A)
Total assets                                  $2,249.4      $1,034.8      $  856.6      $ 852.5        $ 677.1

Depreciable assets, net                       $  214.1      $  123.0      $  137.3      $ 134.4        $  79.6

Working capital                               $   50.1      $  126.1      $   86.7      $  34.1        $  95.1

Long-term debt, excluding liabilities
 subject to compromise                        $  116.9      $     --        $   --      $  23.0        $   2.0

Series A preferred stock                      $   86.2      $   85.5      $   84.8      $  84.1        $    --

Exchangeable preferred stock                  $     --      $     --      $     --      $  61.5        $  53.2

Stockholders' equity (deficit)                $  382.5      $  422.8      $  343.1      $ 220.8        $ 272.3

Number of employees                             20,800         9,300         7,200        6,200          5,300


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

(A) The consolidated financial position as of June 30, 1998 and the consolidated results of operations for the year then ended have been restated to reflect certain modifications as described in Note A to the accompanying consolidated financial statements.

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

BASIS OF PRESENTATION

The Amendment to the Annual Report on Form 10-K of Wang Laboratories, Inc. ("Wang" or the "Company"), for the fiscal year ended June 30, 1998 gives effect to certain changes resulting from informal discussions with the staff of the Securities and Exchange Commission which were concluded in March 1999 concerning the accounting treatment related to certain aspects of the Olsy acquisition and the impairment of certain long-lived assets (See Note A to the Consolidated Financial Statements - Restatement for a complete description of changes and their restated effects).

The results of these changes was to reduce the net loss and net loss per share for the fiscal year ended June 30, 1998 to $251.6 million or $6.54 per share from $281.6 million or $7.29 per share.

On March 17, 1998, the Company completed the purchase of Olivetti Solutions ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was completed April 7, 1998. Accordingly, the Company's Consolidated Balance Sheet and Statements of Operations and of Cash Flows include the results of Olsy and OCJ subsequent to their respective dates of acquisition. Olsy develops, implements and manages IT solutions for large public and private corporate customers, mainly in banking, the public authorities and utilities sector, and retail. The Company provides a broad range of services, including application development and systems integration, network integration and management services and distributed IT management services to a worldwide customer portfolio. At the time of acquisition, Olsy had more than 12,000 employees in more than 40 countries, with revenues of approximately $2.4 billion in calendar 1997.

In connection with the Olsy acquisition, the Company has allocated $18.1 million for acquired in-process research and development ("IPR&D"). This allocation represents the estimated fair market value of the IPR&D based on the present value of future cash flows related to such projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the IPR&D had no alternative future uses. Accordingly, the value of the acquired IPR&D was written off in the fiscal quarter ended June 30, 1998.

On the date of acquisition, Olsy had approximately fourteen R&D projects which were expected to reach completion principally by the end of calendar 1998. These projects related primarily to software development activities focused on operating on a Microsoft Distributed interNet Architecture for Financial Services ("Microsoft DNA FS"). At the acquisition date, these R&D projects ranged in completion from 10% to 95% and total R&D commitments to complete the projects were expected to be approximately $11 million. As of June 30, the projects ranged in completion from 20% to 100%, and remaining R&D commitments on these projects totaled approximately $9 million. Revenues and operating profits from projects are estimated to be substantially earned between 1999 and 2002 and to diminish thereafter. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management believes the Company is positioned to complete the major R&D projects valued hereunder principally during calendar 1998. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. In connection with the Company's acquisition of Olsy, the management of the Company began doing business under the name Wang Global. The change of the name of the Company is subject to shareholder approval. During the interim, the Company's legal name will continue to be Wang Laboratories, Inc., although the Company will conduct its business under the name Wang Global.

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

The operating loss for the year ended June 30, 1998 was $243.2 million and relates primarily to nonrecurring charges of $266.3 million during the year, of which $214.1 million was recorded in the quarter ended June 30, 1998 and $52.2 million was recorded in the quarter ended March 31, 1998. These costs include $158.8 million related to reductions in the carrying value of certain intangible assets which were determined to be impaired, $18.1 million related to charges for in-process research and development, $43.9 million of Wang acquisition-related and restructuring costs, $10.3 million for advertising related to the Olsy acquisition, $2.3 million for transition costs related to integrating Olsy into the existing Wang structure, and $32.9 million of other operating charges. The $266.3 million is recorded in the Consolidated Statements of Operations as follows: $0.5 million in Cost of services, $5.6 million in Cost of products, $37.8 million in Selling, general and administrative expenses; $160.4 million in Amortization of intangibles; $52.6 million in Acquisition-related charges and $9.4 million in Other restructuring charges.

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

Excluding the nonrecurring operating charges of $266.3 million and $79.9 million for the years ended June 30, 1998 and 1997, respectively, operating income was $23.1 million compared to $57.1 million in the prior fiscal year. The decline in operating profit in fiscal 1998 is primarily attributable to the previously anticipated decline in higher margin traditional VS and GCOS and service revenues, the increase in lower margin desktop and management services revenues resulting from the acquisition of I-NET and the inclusion of Olsy's lower margin structure. The Company anticipates that this shift in revenue mix will continue and proprietary revenues will continue to decline, both absolutely and as a percentage of total revenues.

EBITDA (earnings before interest, income taxes, depreciation and amortization) from continuing operations for the year ended June 30, 1998 was $159.5 million and is calculated by adjusting the loss from operations of $243.2 million for nonrecurring charges of $266.3 million, depreciation and amortization expenses not included in the nonrecurring charges of $74.0 million and $55.0 million, respectively, and other income of $7.4 million not reflected in the nonrecurring charges. For the year ended June 30, 1998, cash used in operating and investing activities was $10.1 million and $65.0 million, respectively, and cash provided by financing activities was $59.5 million.

EBITDA from continuing operations for the year ended June 30, 1997 was $159.7 million and is calculated by adjusting the loss from operations of $22.8 million for nonrecurring charges of $79.9 million, depreciation and amortization expenses not included in the nonrecurring charges of $63.4 million and $35.4 million, respectively, and other income of $3.8 million not reflected in the nonrecurring charges. For the year ended June 30, 1997, cash provided by operations was $287.9 million, and cash used in investing and financing activities was $264.9 million and $4.0 million, respectively.

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

GROSS MARGIN

Services gross margin decreased to 21.4% compared to 23.8% in the prior year. Margins were negatively affected by the increase in lower-margin maintenance revenues on multi-vendor services products, the decline in higher-margin revenues from traditional maintenance contracts.

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

Product gross margin was 19.6%, compared to 25.6% in the prior year. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, coupled with Olsy's lower margin structure. The Company anticipates that the decline in traditional VS and GCOS product revenues will continue to exert downward pressure on product gross margin.

RESEARCH AND DEVELOPMENT

Research and development costs were $8.7 million compared to $3.7 million in the prior year, representing 0.5% and 0.3% of revenues in fiscal 1998 and 1997, respectively. Research and development costs include amounts spent by Olsy since the acquisition and development by Oli Ricerca (a minority investee company) under contract with Wang Global. The Company's research and development spending is primarily related to development of software technology for the banking industry and to continuing support for its traditional VS products and specialized client server products sold to the U.S. government.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $113.1 million, or 46.5%, to $356.3 million, in the year ended June 30, 1998. This increase is attributable to the inclusion of Olsy as well as $37.8 million of nonrecurring and other operating charges, and compares to $243.2 million, including $23.1 million of nonrecurring and other operating charges, in the prior fiscal year. During fiscal years 1998 and 1997, selling, general and administrative expenses were 18.9% and 19.2% of revenues, respectively.

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

AMORTIZATION

Amortization of acquired intangible assets totaled $208.7 million in the year ended June 30, 1998, including $22.8 million for intangible assets established as part of the Olsy acquisition, and $158.8 million for the writedown of intangible assets associated with the acquisitions of I-NET, Bull and BISS which were determined to be impaired. The impairment charge amounts were $130.7 million relating to the goodwill attributable to the I-NET commercial outsourcing business, $26.3 million attributable to the Bull installed contracts and assembled workforce, and $1.8 million attributable to the assembled workforce at BISS. The impairment charge on the goodwill attributable to the I-NET commercial outsourcing business was the result of significantly lower than expected revenues and margin growth in the post acquisition period, which is currently expected to grow at a rate insufficient to recover the carrying value of the related goodwill. The impairment charge attributable to the installed customer service base and assembled workforce is the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from mainframe systems to networked technology. The impairment charge attributable to the assembled workforce acquired in the BISS transaction was the result of faster than expected attrition of the acquired workforce. Impairment of these assets was determined to exist because the estimate of undiscounted cash flows of the revenue streams to which each asset relates, net of the carrying amount of tangible net assets, was less than the carrying amount of the intangible asset. The undiscounted future cash flows are calculated based upon historical results, current projections and internal earnings targets, net of applicable income taxes, for each revenue stream. The impairment is then measured using a discount rate equal to the Company's estimated cost of capital. During fiscal 1997, the Company had eliminated its remaining fresh-start intangible assets following the sale of its software business unit to Kodak through the recognition of a deferred tax asset attributable to the realization and expected utilization of tax net operating loss carryforwards which existed at September 30, 1993. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1997 was $47.0 million, of which $12.0 million relates to the implementation of fresh-start reporting, $20.6 million relates to assets established in connection with business acquisitions and $14.4 million is for the writedown of acquired intangible assets determined to be impaired.

ACQUISITION-RELATED, RESTRUCTURING AND REORGANIZATION-RELATED CHARGES

Acquisition-related charges of $52.6 million in the year ended June 30, 1998 include $18.1 million for in-process research and development related to Olsy. The remainder consists of $34.5 million for integration charges which reflect the costs associated with combining the operations of Wang and Olsy. Acquisition-related charges of $35.0 million in the year ended June 30, 1997 primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

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

Total EBITDA was $289.5 million for the year ended June 30, 1997, compared to $138.0 million in the prior year. EBITDA from continuing operations for the year ended June 30, 1997 is calculated by adjusting the loss from operations of $22.8 million for nonrecurring charges of $79.9 million, depreciation and amortization expenses not included in the nonrecurring charges of $63.4 million and $35.4 million, respectively, and other income of $3.8 million not reflected in the nonrecurring charges. For the year ended June 30, 1997, cash provided by operations was $287.9 million, and cash used in investing and financing activities was $214.9 million and $4.0 million respectively.

EBITDA from continuing operations for the year ended June 30, 1996 is calculated by adjusting operating income of $86.3 million for depreciation expense of $45.9 million, amortization expense of $44.7 million, Chapter 11-related credits net of restructuring charges of $1.1 million, and other income of $8.0 million. For the year ended June 30, 1996, cash provided by operations and financing activities was $36.5 million and $55.3 million, respectively, and cash used in investing activities was $98.5 million.

EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies.

REVENUES

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

The decline in revenues from traditional sources was $103.3 million, or 24.1%, compared to the prior year.

GROSS MARGIN

Services gross margin decreased to 23.8% compared to 31.2% in the prior year. Margins were negatively affected by the increase in mix of maintenance revenues from lower-margin multi-vendor services ("MVS") products, the acquisition of I-NET (which has historically lower margins than the Company's existing business) and $3.5 million of nonrecurring charges recorded in the third quarter of fiscal 1997, offset by the favorable margin impact from the sale of certain intellectual property.

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

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that expenditures of as much as $380 million will be required in connection with the integration and rightsizing of the combined company over the next two years. The Company has recorded a total of $282.1 million for these activities, of which $83.1 million was recorded as a charge to operations and $199.0 million was recorded as part of purchase accounting for the acquisition of Olsy, as of June 30, 1998. The $282.1 million includes approximately $153 million related to organizational redundancies, $45 million related to facilities and $84 million related to systems and other costs. A total of $187 million remains to be expended. The Company currently estimates that such expenditures will approximate $120 million through the remainder of calendar year 1998 and $61 million and $6 million in calendar years 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000.

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

MULTI-VENDOR MAINTENANCE SERVICES. The Company provides maintenance services for customers around the world who are using hundreds of different hardware and software products made by dozens of companies. Although the Company will assist its maintenance customers in addressing their Year 2000 related problems, the Company does not intend to provide hardware maintenance or software support for products that will not be ear 2000 complaint or will not be supported by the manufacturer beyond that the Year 2000. Through its field service engineering work force and its professional services teams, Wang will help customers analyze the impact of the Year 2000 on its systems. Such services will be available on a project basis at current commercial rates and terms.

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

      MARKET RISK. The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposures to changes in foreign currency exchange rates on certain intercompany and third party transactions denominated in foreign currency by entering into forward exchange contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in future cash flows. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Company's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage transaction risk, and not for speculative investments.

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the September 1998 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. The Company currently does not enter into interest rate derivative instruments to manage exposure to interest rate changes; however, management is considering hedging options in the future to mitigate exposure to interest rate changes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


      MARKET RISK. The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposures to changes in foreign currency exchange rates on certain intercompany and third party transactions denominated in foreign currency by entering into forward exchange contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in future cash flows. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Company's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage transaction risk, and not for speculative investments.

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the September 1998 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. The Company currently does not enter into interest rate derivative instruments to manage exposure to interest rate changes; however, management is considering hedging options in the future to mitigate exposure to interest rate changes.

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

As more fully discussed in Note A, under the caption Restatement the accompanying financial statements have been restated.




                                                Ernst & Young LLP


Boston, Massachusetts
August 12, 1998, except for Note A
 as to which the date is March 22, 1999

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                       YEAR ENDED JUNE 30,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                               (restated)
Revenues
  Services                                      $1,269.5    $  963.9    $  699.0
  Products                                         617.5       304.5       314.9
                                                --------    --------    --------
                                                 1,887.0     1,268.4     1,013.9
                                                --------    --------    --------
Costs and expenses
  Cost of services                                 998.0       734.4       480.7
  Cost of products                                 496.5       226.6       216.5
  Research and development                           8.7         3.7         5.0
  Selling, general and administrative              356.3       243.2       192.0
  Amortization of intangibles -
   acquisition and fresh-start                     208.7        47.0        34.5
  Acquisition-related charges                       52.6        35.0        --
  Chapter 11-related charges (credits)              --           1.3        (3.3)
  Other restructuring charges                        9.4        --           2.2
                                                --------    --------    --------
         Total costs and expenses                2,130.2     1,291.2       927.6
                                                --------    --------    --------

Operating income (loss)                           (243.2)      (22.8)       86.3
                                                --------    --------    --------

Other (income) expense
  Interest (income) expense, net                     2.4         3.9        (3.9)
  Other income, net                                 (8.1)       (4.4)       (4.7)
                                                --------    --------    --------
         Total other income                         (5.7)       (0.5)       (8.6)
                                                --------    --------    --------

Income (loss) from continuing operations
  before income taxes and minority interests      (237.5)      (22.3)       94.9
Provision (benefit) for income taxes                13.4       (15.6)       31.4
                                                --------    --------    --------

Income (loss) from continuing operations
  before minority interests                       (250.9)       (6.7)       63.5
Minority interests in earnings of subsidiaries      (0.7)       --          --
                                                --------    --------    --------
Income (loss) from continuing operations          (251.6)       (6.7)       63.5
Income (loss) from discontinued operations,
 net of taxes                                         --        76.6       (69.0)
                                                --------    --------    --------
Net income (loss)                                 (251.6)       69.9        (5.5)
Dividends and accretion on preferred stock         (14.1)      (14.1)      (22.6)
                                                --------    --------    --------
Net income (loss) applicable to common
  stockholders                                  $ (265.7)   $   55.8    $  (28.1)
                                                ========    ========    ========

Per share amounts
  Basic
    Continuing operations                       $  (6.54)   $  (0.56)   $   1.13
    Discontinued operations                         --          2.06       (1.91)
                                                --------    --------    --------
         Net income (loss)                      $  (6.54)   $   1.50    $  (0.78)
                                                ========    ========    ========
  Diluted
    Continuing operations                       $  (6.54)   $  (0.56)   $   1.07
    Discontinued operations                         --          2.06       (1.81)
                                                --------    --------    --------
         Net income (loss)                      $  (6.54)   $   1.50    $  (0.74)
                                                ========    ========    ========

Shares used to compute per share amounts
  Basic                                             40.6        37.2        36.0
  Diluted                                           40.6        37.2        38.0



              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                              JUNE 30,
                                                       ---------------------
(Dollars in millions)                                    1998         1997
                                                       --------     --------
                                                      (restated)
Assets
Current assets
  Cash and equivalents                                 $  225.0     $  242.2
  Accounts receivable, net                                838.7        244.3
  Inventories                                             168.3         14.5
  Other current assets                                    202.7         53.6
                                                       --------     --------
         Total current assets                           1,434.7        554.6

Depreciable assets, net                                   214.1        123.0
Intangible assets, net                                    508.9        311.6
Other assets                                               91.7         45.6
                                                       --------     --------
         Total assets                                  $2,249.4     $1,034.8
                                                       ========     ========

Liabilities and stockholders' equity
Current liabilities
  Borrowings due within one year                       $   26.3     $   63.3
  Accounts payable                                        451.5         64.4
  Accrued expenses and other current liabilities          742.2        231.3

  Deferred service revenue                                164.6         69.5
                                                       --------     --------
         Total current liabilities                      1,384.6        428.5
                                                       --------     --------

Long-term liabilities
  Debt                                                    116.9           --
  Other long-term liabilities                             272.6         98.0
                                                       --------     --------
         Total long-term liabilities                      389.5         98.0
                                                       --------     --------

Commitments and contingencies

Minority interest                                           6.6           --
                                                       --------     --------

Series A preferred stock                                   86.2         85.5
                                                       --------     --------

Stockholders' equity
  Series B preferred stock, $0.01 par value,
  143,750 shares authorized and outstanding,
  liquidation preference of $143.8 million                138.3        138.3

  Common stock, $0.01 par value, 100,000,000 shares
   authorized; 46,150,302 and 38,008,004 shares
   outstanding, respectively                                0.5          0.4
  Capital in excess of par value                          525.1        291.4
  Cumulative translation adjustment                       (19.1)        (3.7)
  Accumulated deficit                                    (262.3)        (3.6)
                                                       --------     --------
         Total stockholders' equity                       382.5        422.8
                                                       --------     --------
         Total liabilities and stockholders' equity    $2,249.4     $1,034.8
                                                       ========     ========


              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)



                                                                 YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             1998        1997        1996
                                                           --------    --------    --------
                                                          (restated)
OPERATING ACTIVITIES
  Income (loss) from continuing operations                 $(251.6)    $  (6.7)    $  63.5
  Depreciation                                                74.0        67.6        45.9
  Amortization                                               215.4        49.8        44.7
  Gain on asset sales                                         (8.7)       (2.9)       (2.3)
  Non-cash provision (benefit) for income taxes                9.7       (22.8)       30.7
  Non-cash compensation expense                                 --         5.6          --
  Acquisition-related charges                                 52.6        35.0          --
  Chapter 11-related charges (credits)                          --         1.3        (3.3)
  Other restructuring charges (credits)                        9.4          --         2.2
  Payments for acquisition-related and
   other restructuring charges                               (59.6)      (30.1)      (44.5)
                                                           -------     -------     -------
                                                              41.2        96.8       136.9
                                                           -------     -------     -------

Changes in other accounts affecting operations
  Accounts receivable                                        (19.1)        6.4        10.8
  Inventories                                                 21.5         6.6         7.1
  Other current assets                                        22.4         3.7         3.6
  Accounts payable and other current liabilities             (63.5)      (43.1)      (48.1)
  Other                                                       (3.2)        4.1         3.0
                                                           -------     -------     -------
  Net changes in other accounts affecting operations         (41.9)      (22.3)      (23.6)
                                                           -------     -------     -------
                                                              (0.7)       74.5       113.3

  Proceeds from sale of discontinued operation, net             --       249.2          --
  Cash used in discontinued operations                        (9.4)      (35.8)      (76.8)
                                                           -------     -------     -------
        Cash provided by (used in) operations                (10.1)      287.9        36.5
                                                           -------     -------     -------

INVESTING ACTIVITIES
  Investment in depreciable assets                           (91.1)      (55.0)      (43.4)
  Investment in capitalized software                          --          --          (0.4)
  Proceeds from asset sales                                   25.6        10.4         5.0
  Business acquisitions, net of cash acquired                  8.4      (170.1)      (49.8)
  Other                                                       (7.9)       (0.2)       (9.9)
                                                           -------     -------     -------
        Cash used in investing activities                    (65.0)     (214.9)      (98.5)
                                                           -------     -------     -------

FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreement              110.6          --          --
  Net increase (decrease) in long-term borrowings              0.8        (0.1)       (3.7)
  Net increase (decrease) in short-term borrowings           (48.6)       (0.3)       (2.5)
  Proceeds from sale of preferred stock                         --          --       138.3
  Retirement of preferred stock                                 --          --       (72.9)
  Proceeds from sale of common stock                          11.9         9.7         5.2
  Dividends paid on preferred stock                          (13.4)      (13.4)       (8.3)
  Other                                                       (1.8)        0.1        (0.8)
                                                           -------     -------     -------
        Cash provided by (used in) financing activities       59.5        (4.0)       55.3
                                                           -------     -------     -------

Effect of changes in foreign exchange rates on cash           (1.6)       (2.1)       (0.4)
                                                           -------     -------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (17.2)       66.9        (7.1)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    242.2       175.3       182.4
                                                           -------     -------     -------
CASH AND EQUIVALENTS AT END OF YEAR                        $ 225.0     $ 242.2     $ 175.3
                                                           =======     =======     =======


              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                            RETAINED
                                                   CONVERTIBLE               CAPITAL IN   CUMULATIVE        EARNINGS
                                                    PREFERRED     COMMON      EXCESS OF   TRANSLATION     (ACCUMULATED
(Dollars in millions)                                 STOCK        STOCK      PAR VALUE   ADJUSTMENT        DEFICIT)        TOTAL
                                                   -----------    ------      ---------   -----------     ------------    -------
Balance June 30, 1995                                $   --        $0.3        $291.2       $ (0.5)         $ (70.2)      $220.8

Net loss                                                                                                       (5.5)        (5.5)

Stock to be issued in business acquisition                                        5.0                                        5.0

Stock plans (604,007 shares)                                        0.1           5.1                                        5.2

Dividends and accretion on
  preferred stock                                                               (22.6)                                     (22.6)

Issuance of cumulative convertible preferred
  stock, net of issuance costs                        138.3                                                                138.3

Currency translation                                                                          (0.3)                         (0.3)

Other, net                                                                                                      2.2          2.2
                                                     ------        ----        ------       ------          -------       ------
Balance June 30, 1996                                $138.3         0.4         278.7         (0.8)           (73.5)       343.1

Net income                                                                                                     69.9         69.9

Warrant issued in relation to divestiture                                         5.0                                        5.0

Stock plans (1,322,638 shares)                                                   21.8                                       21.8

Dividends and accretion on
  preferred stock                                                               (14.1)                                     (14.1)
Currency translation                                                                          (2.9)                         (2.9)
                                                     ------        ----        ------       ------          -------       ------
Balance June 30, 1997                                 138.3         0.4         291.4         (3.7)            (3.6)       422.8

Net loss (restated)                                                                                          (251.6)      (251.6)

Stock and stock equivalents issued in
  business acquisition (restated)                                   0.1         229.6                                      229.7

Stock plans (892,298 shares)                                                     11.1                                       11.1

Dividends and accretion on preferred stock                                       (7.0)                         (7.1)       (14.1)

Currency translation                                                                         (15.4)                        (15.4)
                                                     ------        ----        ------       ------          -------       ------
Balance June 30, 1998 (restated)                     $138.3        $0.5        $525.1       $(19.1)         $(262.3)      $382.5
                                                     ======        ====        ======       ======          =======       ======



              See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CURRENCY TRANSLATION: For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. Translation adjustments are reported in a separate component of stockholders' equity, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

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

Amortization is computed principally by use of the straight line method with the exception of computer software, which is amortized over the greater of (a) the ratio of current gross revenues for a product to total current and anticipated future gross revenues for that product or (b) the straight-line method.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting Comprehensive Income", ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("FAS 131"). These recent accounting pronouncements have not been adopted by the Company, as permitted by the pronouncements. FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for the way public companies report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in its next fiscal year. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements. In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company expects to adopt the new Statement effective January 1, 2000 and has not yet determined its impact.

NOTE A--RESTATEMENT

Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the management of the Company and the Securities and Exchange Commission ("SEC") have had discussions with regard to the determination and allocation of the purchase price in connection with the Company's acquisition of Olsy. As a result of the discussions, which concluded March 1999, the Company has modified the valuation of the acquisition related consideration and the allocation of the related intangible assets. Additionally, the Company has modified the impairment losses recorded in fiscal 1998 on certain other long-lived assets to conform to the methodology recommended by the SEC. The accompanying financial statements and related amounts in the notes thereto have been restated to reflect these modifications. A summary of the modifications and the effects on the financial position on June 30, 1998 and results of operations for the fiscal year then ended follow.

Restatement Related to Valuation of Olsy Consideration - Common Stock and Stock Appreciation Rights:

The Company revised the values of the 8.75 million shares of common stock (of which 1.5 million are to be delivered upon shareholder approval) and the 5.0 million Stock Appreciation Rights ("SARs") issued to Olivetti as part of the consideration for Olsy (see Note B). The value of the shares previously recorded was based on the market value of the Company's common stock, discounted by 35% to reflect the restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The Company has adjusted the value to reflect a discount of 20% to a revised calculation of market value. The value of the common stock used to calculate the value of the SARs has been revised consistent with the new value per share of the common stock described above. Accordingly, the value of the consideration and additional paid-in capital was increased with a corresponding increase to intangible assets.

Restatement Related to Acquired In-Process Research and Development:

The Company has modified the methods used to value acquired in-process research and development ("IPR&D") and other intangible assets in connection with the Company's acquisition of Olsy. Initial calculation of value of the acquired IPR&D was based on the cost required to complete each project, the cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on IPR&D as set forth in its September 15, 1998, letter to the American Institute of Certified Public Accountants including consideration of the stage of completion of the IPR&D as of the acquisition date and the view that IPR&D be valued on a fair market value basis versus a fair value basis in arriving at the valuation amount. As a result of these modifications the Company has decreased the amount of the purchase price allocated to acquired in-process research and development from $74.1 million to $18.1 million and increased goodwill by $56.0 million for the year ended June 30, 1998.

Restatement Related to Impairment Losses on Long-Lived Assets:

The Company revised the cashflow analysis made to determine impairment losses under Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of" ("FAS 121") to conform the assumptions to those used in allocating the Olsy purchase price. The impairment charges associated with the I-Net commercial outsourcing business were increased from $114.8 million to $130.7 million, and the impairment charges associated with the Bull installed contracts and assembled workforce were increased from $20.0 million to $26.3 million for the year ended June 30, 1998.

Restructuring Charges:

As of June 30, 1998, the Company recorded $10.8 million of severance costs associated with workforce reduction in an acquired Olsy subsidiary as part of its purchase price allocation. Pursuant to discussions with the SEC, these costs have been excluded from the purchase price, and will be recognized as expense when they are incurred.

A summary of the acquisition related adjustments follows (in millions):

                                                 RESTATED    PREVIOUSLY REPORTED
Cash, including transaction costs                 $  90.2            $  90.2
Common stock and stock equivalents                  197.2              146.9
Stock appreciation rights                            32.5               41.8
                                                  -------            -------
Total Consideration                                 319.9              278.9
Estimated fair value of net (assets)
 liabilities assumed                                 84.2               95.0
                                                  -------            -------
Excess of purchase price over net
 tangible assets acquired                         $ 404.1            $ 373.9
                                                  =======            =======


The excess of purchase price over the fair values of the net liabilities assumed has been restated as follows (in million):

                                                 RESTATED    PREVIOUSLY REPORTED
In-process research and development               $  18.1            $  74.1
Capitalized Software                                 43.2               56.4
Trademarks                                           57.0               39.0
Goodwill                                            285.8              204.4
                                                  -------            -------
                                                  $ 404.1            $ 373.9
                                                  =======            =======

Summary of Effects of Restatements:

The effects of the restatement related to acquired in-process research and development, impairment losses and restructuring charges resulted in the following impact on the Company's financial position at June 30, 1998 and the results of operations for the year then ended (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES
RESTATEMENT OF FINANCIAL STATEMENTS

                                                                 Year Ended
                                                                  June 30,
                                                                    1998
                                                                 ----------
RESULTS FROM OPERATIONS:
Loss from continuing operations before income
  taxes and minority interest as previously reported              $(267.5)

  Adjustment related to acquired in-process
     research and development                                        56.0
  Adjustment related to impairment losses                           (22.2)
  Adjustment related to restructuring charges                          --
  Adjustment to amortization of intangible assets                    (3.8)
                                                                  -------
Restated                                                          $(237.5)
                                                                  =======
Net loss applicable to common
  stockholders as previously reported                             $(295.7)

  Adjustment related to acquired in-process
    research and development                                         56.0
  Adjustments related to impairment losses                          (22.2)
  Adjustment related to restructuring
     charges                                                           --
  Adjustment to amortization of intangible
     assets                                                          (3.8)
                                                                  -------
Restated net loss applicable to common stock                      $(265.7)
                                                                  =======
LOSS PER SHARE:
As previously reported                                            $ (7.29)

  Adjustment related to acquired in-process
     research and development                                        1.38
  Adjustment related to impairment losses                           (0.55)
  Adjustment related to restructuring
     charges                                                           --
  Adjustment to amortization of intangible
     assets                                                         (0.08)
                                                                  -------
Restated                                                          $ (6.54)
                                                                  =======

                                                                  June 30,
                                                                    1998
                                                                 ----------
FINANCIAL POSITION:
Intangible assets, net, as previously reported                    $ 448.7

  Adjustment related to acquired in-process
     research and development                                        56.0
  Adjustment related to impairment losses                           (22.2)
  Adjustment related to restructuring
     charges                                                        (10.8)
  Adjustment to amortization of intangible
     assets                                                          (3.8)
  Adjustment related to valuation of
     consideration for Olsy                                          41.0
                                                                  -------
Restated                                                          $ 508.9
                                                                  =======
Accrued expenses and other current
  liabilities, as reported                                        $ 753.0
Adjustment related to restructuring charges                         (10.8)
                                                                  -------
Restated                                                          $ 742.2
                                                                  =======
Capital in excess of par value, as previously
 reported                                                         $ 484.1
Adjustment related to valuation of
   consideration for Olsy                                            41.0
                                                                  -------
Restated                                                          $ 525.1
                                                                  =======

Accumulated deficit, as previously reported                       $(292.3)
  Adjustment related to acquired in-process
     technology                                                      56.0
  Adjustment related to impairment losses                           (22.2)
  Adjustment to amortization of intangible
     assets                                                          (3.8)
                                                                  -------
Restated                                                          $(262.3)
                                                                  =======

NOTE B -- BUSINESS ACQUISITIONS AND ACQUISITION-RELATED CHARGES

BUSINESS ACQUISITIONS:

Olsy

On March 17, 1998, the Company completed the purchase of Olsy, the wholly-owned information technology solutions and service subsidiary of Olivetti, except for OCJ, which was completed April 7, 1998. Olsy's revenues for the calendar year ended December 31, 1997 were approximately $2.4 billion.

In consideration for Olsy, the Company paid Olivetti $68.6 million in cash; 8.75 million shares of common stock (of which 1.5 million shares are to be delivered upon shareholder approval) with a value of $197.2 million at the time of issuance; 5.0 million stock appreciation rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005 and are redeemable in cash or common stock at the Company's election and valued at $32.5 million; and the potential for an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the 24 months ended December 31, 1999. The value of the shares was recorded at a discount of 20% of the market value of the Company's common stock based on restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The value of the SARs was recorded based on the historical and implied volatility of the common stock, considering both the minimum guaranteed price and the restrictions on exercise inherent in the SARs. These values were supported by independent valuations. Neither the shares nor the SARs are registered, and are subject to a three-year restriction period. Until shareholder approval is obtained on the 1.5 million shares, the Company will pay Olivetti an incremental $2.6 million per year in quarterly installments. Settlement of the 1.5 million shares will be in cash if the shareholders do not approve the issuance. The earnout will be recorded at the time it becomes probable that a payment will be required and the amount can be reasonably estimated. Additionally, Olivetti has indemnified the Company against certain contingencies acquired by the Company as part of the transaction.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations are made to the assets acquired and the liabilities assumed based on their respective fair values.

A summary of the acquisition, follows (in millions):

      Cash, including transaction costs                             $ 90.2
      Common stock and stock equivalents                             197.2
      Stock appreciation rights                                       32.5
                                                                    ------
      Total consideration                                            319.9
      Estimated fair value of net (assets) liabilities assumed        84.2
                                                                    ------
      Excess of purchase price over net tangible assets acquired    $404.1
                                                                    ======

The excess of the purchase price over the fair value of the net liabilities assumed was $404.1 million and has been recorded based on a preliminary purchase price allocation including an accrued restructuring liability of $199.0 million. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed is subject to appraisals, valuations, evaluations, settlements with labor representatives, and other analyses of the fair values of assets acquired and liabilities assumed. The purchase price allocation is based on the report of an independent appraiser and includes $18.1 million for acquired in-process research and development ("IPR&D") for projects that had not yet reached technological feasibility and had no future alternative uses. This allocation represents the estimated fair value based on the present value cash flows related to the IPR&D projects. Accordingly, these costs were charged to expense in the June 1998 quarter upon completion of the appraisal.

Olsy's IPR&D value is comprised of one primary R&D program focused on operating on a Microsoft Distributed interNet Architecture for Financial Services ("Microsoft DNA FS"). This program is supported by several individual projects which include the introduction of certain new technologies. At the acquisition date, Olsy's IPR&D projects ranged in completion from 10% to 95%, and total continuing R&D commitments to complete the projects were expected to be approximately $11 million. Remaining development efforts for the Olsy programs are complex and include the development and advancement of advance software solutions.

The value assigned to purchased IPR&D was determined by estimating the costs to develop the purchase in-process technologies into commercially viable products, estimating the resulting cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the IPR&D projects are based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The rates utilized to discount the net cash flows to their present value were 25% based on consideration of the weighted average cost of capital adjusted for certain risks associated with the in-process technology.

The excess of purchase price over the fair value of the net liabilities assumed of $404.1 million was allocated to specific intangible asset categories as follows (in millions):

            In-process research and development     $ 18.1
            Capitalized software                      43.2
            Trademarks                                57.0
            Goodwill                                 285.8
                                                    ------
                                                    $404.1
                                                    ======

Amortization of these intangibles for the period subsequent to the acquisition was $22.8 million.

The Company has recorded a total of $199.0 million of restructuring and integration liabilities in connection with the purchase accounting in the Olsy acquisition, of which $138.6 million is workforce-related, $26.2 million is for facilities, and $34.2 million is for other.

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

The following pro forma results of operations have been prepared as though the Olsy acquisition had occurred as of the beginning of the periods presented (in millions except per share data):

                                                               Year Ended
                                                        -----------------------
                                                                June 30,
                                                          1998          1997
                                                        ---------     ---------
Revenues                                                $3,527.7      $3,921.7
Loss from continuing operations                         $ (348.1)     $ (228.0)
Loss attributable to common stockholders                $ (362.2)     $ (242.1)
Net loss per share applicable to common stockholders    $  (7.69)     $  (5.26)


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

                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Revenues                                                    $1,325.8   $1,356.7
Income (loss) from continuing operations                    $  (14.1)  $    9.7
Net income (loss) attributable to common stockholders       $   48.4   $  (81.9)
Net income (loss) per share applicable to
 common stockholders                                        $   1.32   $  (2.28)

ACQUISITION-RELATED AND RESTRUCTURING CHARGES: During fiscal year 1998, the Company recorded integration and restructuring charges totaling $62.0 million, of which $38.8 million was recorded in the fourth quarter, and $23.2 million was recorded in the third quarter. Of the total charge, $52.6 million is recorded in Acquisition-related charges (including the $18.1 million charge for purchased in-process research and development discussed above) and $9.4 million is recorded in Other restructuring charges in the Consolidated Statements of Operations. Excluding the charge for purchased in-process research and development, the balance of the acquisition-related and restructuring charges reflect the costs associated with combining the operations of Wang and Olsy, in addition to the costs of other business realignment activities. These charges were recorded after certain actions had been identified, quantified and approved. The acquisition-related and other restructuring charges recorded in fiscal 1998 consist of the following (in millions):

     Workforce-related                                      $14.4
     Facilities                                              18.9
     Depreciable assets                                       5.5
     Other                                                    5.1
                                                            -----
                                                             43.9
     In-process research and development                     18.1
                                                            -----
        Total                                               $62.0
                                                            =====

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

Cash outlays to complete these and earlier initiatives, are estimated to approximate $185 million during the next 12 months and $18 million thereafter. As of June 30, 1998, approximately 1,600 employees had been released in the current fiscal year relative to these and previously recorded initiatives.

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

The activity related to these charges during fiscal years 1998, 1997 and 1996 is summarized in the following table (in millions):

                                                                    FISCAL 1996 ACTIVITY
                                   ------------------------------------------------------------------------------------------
                                                  CHARGES/
                                                (REVERSALS)
                                                CHANGES IN
                                   BALANCE       ESTIMATES                                                          BALANCE
                                   JUNE 30,       AND NEW       PURCHASE                              CURRENCY      JUNE 30,
                                     1995       INITIATIVES    ACCOUNTING    UTILIZATION    OTHER    TRANSLATION      1996
                                   --------     -----------    ----------    -----------    -----    -----------    ---------

Facilities                         $ 5.2         $ (0.9)        $   --         $ (3.2)      $  --       $(0.1)       $  1.0
Depreciable assets                   8.8           22.0             --          (30.0)         --          --           0.8
Workforce-related                   37.4            3.7            2.4          (26.6)         --        (0.5)         16.4
Other                                3.8            6.0             --           (4.5)        0.4         0.1           5.8
                                   -----         ------         ------         ------       -----       -----        ------
                                    55.2           30.8(A)         2.4          (64.3)        0.4        (0.5)         24.0
Less amounts included in
 discontinued operations            (2.0)         (30.8)            --           30.8          --          --          (2.0)
                                   -----         ------         ------         ------       -----       -----        ------
Acquisition-related
 charges-continuing operations     $53.2         $   --         $  2.4         $(33.5)      $ 0.4       $(0.5)       $ 22.0
                                   =====         ======         ======         ======       =====       =====        ======


                                                                             FISCAL 1997 ACTIVITY
                                                -----------------------------------------------------------------------------
                                                  CHARGES/
                                                (REVERSALS)
                                                CHANGES IN
                                                 ESTIMATES                                                          BALANCE
                                                  AND NEW       PURCHASE                              CURRENCY      JUNE 30,
                                                INITIATIVES    ACCOUNTING    UTILIZATION    OTHER    TRANSLATION      1997
                                                -----------    ----------    -----------    -----    -----------    ---------

Facilities                                       $  7.1         $   --         $ (1.4)      $(0.1)      $  --        $  6.6
Depreciable assets                                  3.2            4.6           (4.4)       (0.1)         --           4.1
Workforce-related                                  20.0            4.8          (18.1)        0.1        (0.6)         22.6
Other                                               6.4            1.0           (8.9)        0.3          --           4.6
                                                 ------         ------         ------       -----       -----        ------
                                                   36.7(A)        10.4          (32.8)        0.2        (0.6)         37.9
Less amounts included in
 discontinued operations                           (1.7)            --            3.7          --          --            --
                                                 ------         ------         ------       -----       -----        ------
Acquisition-related
 charges-continuing operations                   $ 35.0          $10.4         $(29.1)      $ 0.2       $(0.6)       $ 37.9
                                                 ======         ======         ======       =====       =====        ======


                                                            FISCAL 1998 ACTIVITY
                           ------------------------------------------------------------------------------------------
                           CHARGES/(REVERSALS) CHANGES IN
                           ESTIMATES AND NEW INITIATIVES
                           ------------------------------
                                             INTEGRATION-
                           RESTRUCTURING        AND NEW       PURCHASE                              CURRENCY      JUNE 30,
                              CHARGES         INITIATIVES    ACCOUNTING    UTILIZATION    OTHER    TRANSLATION      1998
                              --------       ------------    ----------    -----------    -----    -----------    ---------
Facilities                    $ 0.3            $ 18.6         $ 26.2         $(15.3)      $ 0.7       $(0.1)       $ 37.0
Depreciable assets              0.1               5.4           13.8           (1.6)       --          (0.1)         21.7
Workforce-related               8.0               6.4          138.6          (35.9)       (6.0)       (0.7)        133.0
Other                           1.0              22.2           20.4          (24.6)        5.6         0.1          29.3
                              -----            ------         ------         ------       -----       -----        ------
Acquisition-related and
 restructuring charges        $ 9.4(A)         $ 52.6(A)      $199.0         $(77.4)      $ 0.3       $(0.8)       $221.0
                              =====            ======         ======         ======       =====       =====        ======

                                                                                           1998                  1997         1996
                                                                               ------------------------------  -------      -------
                                                                                                 INTEGRATION
                                                                               RESTRUCTURING       RELATED
(A) Comprised of:                                                                 CHARGES          CHARGES
                                                                               -------------     -----------
Increase in initial purchase price adjusted pursuant to SFAS 38                    $  --          $   --       $   --       $   --
Decrease in initial purchase price adjusted pursuant to SFAS 38                       --              --           --           --
Initial charges                                                                      9.4            53.7         37.7         30.8
Increases and overages of estimated integration accruals recognized in income         --              --          --           2.8
Reversals of estimated integration accruals recognized in income                      --            (1.1)        (1.0)        (2.8)
                                                                                   -----          ------        -----       ------
                                                                                   $ 9.4          $ 52.6        $36.7       $ 30.8
                                                                                   =====          ======        =====       ======

The June 30, 1998 and 1997 balances of acquisition-related reserves are classified as follows (in millions):

                                                          JUNE 30,
                                                      ----------------
                                                       1998      1997
                                                      ------     -----
Depreciable assets                                    $ 21.7     $ 4.1
Accounts payable, accrued expenses and other           181.2      26.0
Non-current liabilities                                 18.1       7.8
                                                      ------     -----
                                                      $221.0     $37.9
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

Revenues, related income (loss) and income tax benefits associated with the software business unit for the years ended June 30, 1997 and 1996 were as follows (in millions):

                                                            YEAR ENDED JUNE 30,
                                                            -------------------
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
                                                            ======      ======



NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share data):

                                                           YEAR ENDED JUNE 30,
                                                       ----------------------------
                                                         1998      1997      1996
                                                       --------   -------    ------
Numerator:
 Income (loss) from continuing operations              $(251.6)   $ (6.7)    $63.5
 Dividends and accretion on 11%
  Exchangeable Preferred Stock                                               (14.6)
 Dividends and accretion on Series A Preferred Stock      (4.8)     (4.8)     (4.8)
 Dividends on Series B Preferred Stock                    (9.3)     (9.3)     (3.2)
                                                       -------    ------     -----
 Numerator for basic and diluted earnings per share
  - Income (loss) from continuing operations
  available to Common Shareholders                     $(265.7)   $(20.8)    $40.9
                                                       =======    ======     =====
Denominator:
 Denominator for basic earnings per share -
 weighted average shares                                  40.6      37.2      36.0
Effect of dilutive securities:
 Stock options                                              --        --       1.8
 Stock warrants                                             --        --       0.2
                                                       -------    ------     -----
 Dilutive potential common shares                           --        --       2.0
                                                       -------    ------     -----
 Denominator for diluted earnings per share-
  adjusted weighted-average
  shares and assumed conversions                          40.6      37.2      38.0
                                                       =======    ======     =====
 Basic earnings per share - continuing operations      $ (6.54)   $(0.56)    $1.13
                                                       -------    ------     -----
 Diluted earnings per share - continuing operations
                                                       $ (6.54)   $(0.56)    $1.07
                                                       =======    ======     =====

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

NOTE E -- OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow (in millions):

                                                                  JUNE 30,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
Accounts receivable
 Billed                                                     $816.3      $226.2
 Unbilled                                                     43.3        36.0
                                                            ------      ------
                                                             859.6       262.2
 Less allowances                                              20.9        17.9
                                                            ------      ------
                                                            $838.7      $244.3
                                                            ======      ======
Inventories
 Finished products                                          $ 63.3      $  5.6
 Raw materials and work-in-process                            55.6         7.8
 Service parts and supplies                                   49.4         1.1
                                                            ------      ------
                                                            $168.3      $ 14.5
                                                            ======      ======
Depreciable assets
 Land                                                       $  7.0      $  4.5
 Buildings and improvements                                  103.0        25.0
 Machinery and equipment                                     122.0        84.9
 Spare parts                                                 137.8       140.3
                                                            ------      ------
                                                             369.8       254.7
 Less accumulated depreciation                               155.7       131.7
                                                            ------      ------
                                                            $214.1      $123.0
                                                            ======      ======
 Intangible assets
  Trademarks                                                $ 57.0      $   --
  Patents                                                      4.6         4.1
  Computer software                                           43.5         0.3
  Installed base - service                                    14.3        61.6
  License agreements                                           6.4         6.3
  Assembled workforce                                          2.2        13.9
  Goodwill                                                   428.2       266.1
                                                            ------      ------
                                                             556.2       352.3
  Less accumulated amortization                               47.3        40.7
                                                            ------      ------
                                                            $508.9      $311.6
                                                            ======      ======
 Accrued expenses and other current liabilities
  Accrued expenses                                          $250.0      $126.5
  Compensation and benefits                                   56.1        57.9
  Restructuring, reorganization and acquisition-related      181.3        28.7
  Warranty accruals                                           39.0         1.5
  Income and other taxes                                      77.6        15.5
  Other                                                      138.2         1.2
                                                            ------      ------
                                                            $742.2      $231.3
                                                            ======      ======
 Other long-term liabilities
  Postretirement                                            $ 16.1      $ 16.8
  Pension                                                     94.3         7.1
  Facilities                                                   6.5         9.2
  Restructuring, reorganization and acquisition-related       18.1         7.8
  Insurance                                                    7.7         5.6
  Deferred compensation and benefits                          99.0          --
  Deferred taxes                                              21.2        22.1
  Other                                                        9.7        29.4
                                                            ------      ------
                                                            $272.6      $ 98.0
                                                            ======      ======

NOTE F - IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows, net of taxes, estimated to be generated by those assets are less than the carrying amount of the assets. In accordance with FAS 121, the Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows, net of taxes, of the underlying business.

During the fourth quarter of fiscal 1998, the Company identified an impairment of the goodwill associated with the commercial outsourcing portion of I-NET, based upon estimated undiscounted cash flows, net of taxes, over the remaining useful life of the asset. The impairment was the result of significantly lower than expected revenue and margin growth in the post acquisition period which are currently projected to grow at a rate insufficient to recover the carrying value of the related goodwill. The cash flows associated with the I-NET commercial outsourcing business were discounted at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in a charge of $130.7 million to amortization expense. The remaining net asset of $2.3 million associated with the commercial outsourcing business, and $69.2 million associated with the Federal Business, which is not impaired, will be amortized over its remaining useful life based on current projections and the Company's plans for this business.

Also during the fourth quarter of fiscal 1998, the Company identified an impairment of the installed customer service base and assembled workforce acquired in the Bull HN Information Systems acquisition based upon estimated undiscounted cash flows over the remaining useful life of the assets. The impairment was the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from main frame systems to networked technology. The cash flows, net of taxes, associated with the installed customer service base and assembled workforce acquired in the Bull purchase were discounted at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in charges of $21.4 million and $4.9 million respectively. The remaining balance of $9.4 million relating to the installed customer service base and of $2.2 million relating to the assembled workforce will be amortized over 4.25 years and 6.75 years, respectively, based on current projections of the decline rate.

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

The Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows, net of taxes, of the underlying business. While the Company believes that its long-lived assets are currently stated at appropriate carrying values, significant changes in future operating and business conditions could result in material impairment writedowns in the future.

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

BORROWING ARRANGEMENTS:

Borrowings due consisted of (in millions):

                                                                  JUNE 30,
                                                            ----------------
                                                             1998       1997
                                                            ------     -----
       Revolving Credit Facility                            $110.6     $  --
       Capital lease obligations                              32.6        --
       Notes payable to former shareholders of I-NET,
        non-interest bearing, paid November 1997                --      63.3
                                                            ------     -----
                                                             143.2      63.3
                Less current maturities                       26.3      63.3
                                                            ------     -----
                                                            $116.9     $  --
                                                            ======     =====

Interest paid amounted to $8.1 million, $2.9 million and $2.4 million for the years ended June 30, 1998, 1997 and 1996 and is primarily related to notes payable to selling shareholders of acquired businesses and to the revolving credit facility described below. The weighted average interest rate on borrowings outstanding at June 30, 1998 was 7.03%.

On March 13, 1998, the Company entered into a revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including $200.0 million of borrowing capacity to support letters of credit. Interest on the borrowings is based on the LIBOR rate plus 0.75% to 1.50%, depending on the Company's leverage ratio. Fees and expenses associated with the new facility amounted to $7.2 million in fiscal 1998, approximately $3.5 million of which was charged to interest expense in the third quarter, representing that portion of the facility used to replace the existing $225.0 million facility. The BTC agreement contains various financial covenants, including covenants relating to the Company's operating results, working capital, net worth and level of indebtedness. The Company was in compliance with these covenants as of June 30, 1998. In addition to providing financing for the Olsy acquisition, the credit facility will be used for general corporate purposes. As of June 30, 1998, borrowings of $110.6 million and letters of credit aggregating $8.8 million were outstanding under the agreement. The financing is secured by substantially all of the Company's domestic assets and partial pledges of selected international subsidiaries.

NOTE H -- INCOME TAXES

Pretax income/(loss) from continuing operations is as follows (in millions):

                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Domestic                                     $(227.7)     $ (49.8)     $  56.0
Foreign                                         (9.8)        27.5         38.9
                                             -------      -------      -------
Total                                        $(237.5)     $ (22.3)     $  94.9
                                             =======      =======      =======


The provision for income taxes consisted of (in millions):

                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Continuing operations                        $  13.4      $ (15.6)     $  31.4
Discontinued operations                           --         65.9        (20.4)
                                             -------      -------      -------
Net income tax provision                     $  13.4      $  50.3      $  11.0
                                             =======      =======      =======

The income tax provision (benefit) from continuing operations consists of the following:


                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Current:
 Federal                                     $   0.1      $   3.5      $    --
 Non-US                                          3.6          2.2          0.7
 State                                            --          1.5           --
Deferred:
 Federal                                          --        (23.3)        20.4
 Non-US                                          9.7          4.6           --
 State                                            --         (4.1)          --
Change in valuation allowance                     --           --         (2.5)
Tax benefit applied to reduce
 reorganization value in excess
 of amounts allocated to identifiable
 intangible assets and goodwill                   --           --         12.8
                                             -------      -------      -------
                                             $  13.4      $ (15.6)     $  31.4
                                             =======      =======      =======


The provisions (benefit) for income taxes from continuing operations differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):

                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Taxes at statutory rate of 35%               $ (83.1)     $  (7.8)     $  33.2
Amortization of excess reorganization value     --            0.9          2.4
Non-deductible expenses                         60.1          1.8          2.0
Foreign tax differential                         2.2         (0.6)         0.7
State taxes                                       --         (2.6)          --
Loss carryforwards not currently utilizable     36.0          1.7          3.7
Loss carryforwards utilized                     (4.2)        (6.7)        (5.3)
Change in Valuation allowance                     --           --         (2.5)
Other, net                                       2.4         (2.3)        (2.8)
                                             -------      -------      -------
                                             $  13.4      $ (15.6)     $  31.4
                                             =======      =======      =======

The significant components of deferred tax assets and liabilities are as follows (in millions):

                                                  YEAR ENDED JUNE 30,
                                                 ---------------------
                                                   1998         1997
                                                 --------     --------
Net operating loss and credit carryforwards       $ 667.7      $ 477.2
Accrued restructuring expenses                       91.0         43.7
Capitalized research and development expenses         2.1          8.3
Depreciation                                         34.1         17.8
Provision for doubtful accounts                      13.3           --
Other                                                41.0         52.1
                                                  -------      -------
  Gross deferred tax assets                         849.2        599.1
                                                  -------      -------

Goodwill and other acquired intangibles             (10.9)       (12.7)
Other                                               (32.5)       (57.8)
                                                  -------      -------
  Gross deferred tax liabilities                    (43.4)       (70.5)
                                                  -------      -------
  Valuation allowance                              (772.2)      (488.5)
                                                  -------      -------
  Net deferred tax asset                          $  33.6      $  40.1
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

Tax basis loss carryfowards and tax credit carryforwards expire as follows (in millions):

                                                                               2004
                                    1999    2000    2001    2002     2003    & BEYOND
                                   ------  -----   -----   ------   ------   --------
U.S. tax basis loss carryforwards  $   --  $  --   $  --   $103.8   $153.6     $457.7
Non-U.S. tax loss carryforwards    $104.3  $81.9   $58.8   $ 69.3   $ 98.7     $541.4
Investment tax credits and R&D
 tax credit carryforwards          $ 26.3  $20.7   $13.8   $  3.4   $  4.2     $  3.7


Net taxes paid amounted to $5.7 million for the year ended June 30, 1998, $6.7 million for the year ended June 30, 1997 and $0.9 million for the year ended June 30, 1996.

NOTE I -- STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK: On April 22, 1998, the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on May 1, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Series C preferred Stock"), par value $0.01 per share, at a purchase price of $120.00, subject to adjustment. Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur within a predetermined time after the occurrence of one of several specific Triggering Events. The Rights are not exercisable until the Distribution Date and will expire at the close of business on April 22, 2008, unless earlier redeemed or exchanged by the Company. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

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

STOCK APPRECIATION RIGHTS: In connection with the acquisition of Olsy, the Company issued to Olivetti 5,000,000 Stock Appreciation Rights ("SARs") which give Olivetti value for the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005. The SARs are redeemable in cash or common stock at the Company's election. At the time of issuance, the SARs were valued at $32.5 million.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                  YEAR ENDED JUNE 30,
                                           --------------------------------
                                             1998         1997        1996
                                           --------     -------     -------
Pro forma income (loss) (in millions)
  Continuing operations                    $(257.7)     $(13.4)     $ 60.8
  Net income                               $(257.7)     $ 63.3      $ (8.2)
Pro forma earnings (loss) per share
  Basic
    Continuing operations                  $ (6.69)     $(0.45)     $ 1.05
    Net income                             $ (6.69)     $ 1.31      $(0.85)
  Diluted
    Continuing operations                  $ (6.69)     $(0.32)     $ 1.05
    Net income                             $ (6.69)     $ 1.30      $(0.85)
Weighted average fair value of options
 granted during the period                 $  8.25      $ 8.56      $ 6.36


During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future quarters or years because the options granted by the Company vest over several years and additional awards may be made in future years.

Presented below is a summary of the status of the stock option plans and the related transactions:

                                                               YEAR ENDED JUNE 30,
                                          -------------------------------------------------------------
                                                  1998                 1997                 1996
                                          -------------------  -------------------  -------------------
                                                     WEIGHTED             WEIGHTED             WEIGHTED
                                                      AVERAGE              AVERAGE              AVERAGE
                                            SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                          ---------  --------  ---------  --------  ---------  --------

Options outstanding at beginning of year  5,987,055   $14.68   4,601,997   $12.45   3,453,001   $ 9.73
Granted                                   2,190,800   $23.07   2,820,143   $17.62   2,175,750   $15.66
Exercised                                   756,279   $11.93     773,033   $11.28     598,472   $ 8.41
Canceled                                    461,973   $17.27     662,052   $15.97     428,282   $12.20
                                          ---------   ------   ---------            ---------
Options outstanding at end of year        6,959,603   $17.53   5,987,055   $14.68   4,601,997   $12.45
                                          =========   ======   =========            =========
Options exercisable at end of year        3,101,432            1,958,781            1,039,665
                                          =========            =========            =========

At June 30, 1998, 1997 and 1996, 2,914,047, 373,930 and 1,942,421 shares, respectively, were available for future grants under stock option plans.

The following table summarizes information about stock options outstanding at June 30, 1998:

                                 OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                          ---------------------------------  --------------------
                                       WEIGHTED-
                                       AVERAGE
                                      REMAINING   WEIGHTED-             WEIGHTED-
                                     CONTRACTUAL   AVERAGE               AVERAGE
                                        LIFE      EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES    SHARES     (YEARS)      PRICE      SHARES     PRICE
------------------------  ---------  -----------  ---------  ---------  ---------
    $ 0.07 - $ 0.07          60,293      8.2       $ 0.07       50,858   $ 0.07
    $ 0.96 - $ 0.96           1,830      5.3       $ 0.96          457   $ 0.96
    $ 7.35 - $10.22         644,280      5.5       $ 7.44      644,280   $ 7.44
    $11.15 - $16.63       1,851,472      6.9       $13.59    1,504,723   $13.43
    $16.88 - $25.18       3,878,228      7.7       $20.15      901,114   $18.68
    $26.31 - $30.94         523,500      6.8       $26.51           --       --
    ---------------       ---------      ---       ------    ---------   ------
    $ 0.07 - $30.94       6,959,603      7.2       $17.52    3,101,432   $13.49
                          =========                          =========


NOTE J - POSTRETIREMENT BENEFITS

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

U.S. net pension cost (credits) consisted of (in millions):

                                             YEAR ENDED JUNE 30,
                                        -----------------------------
                                          1998      1997        1996
                                        -------    ------     -------
       Service cost                     $  0.6     $  --      $  0.6
       Interest cost                       8.5       7.7         7.0
       Actual return on assets           (19.9)     (8.7)      (10.3)
       Other, net                          9.3      (0.1)        3.0
                                        ------     -----      ------
                                        $ (1.5)     (1.1)     $  0.3
                                        ======     =====      ======

The funded status of the U.S. plans was (in millions):

                                                            JUNE 30,
                                                      -------------------
                                                        1998        1997
                                                      --------    -------
       Fair value of plan assets                      $ 144.5     $114.4
       Projected benefit obligation                    (159.5)     (99.3)
                                                      -------     ------
       Plan assets greater (less) than projected
        benefit obligation                              (15.0)      15.1
       Unrecognized net (gain) loss                       6.5      (13.8)
       Unrecognized net transition asset                 (0.4)      (0.5)
                                                      -------     ------
       Prepaid (accrued) pension costs                $  (8.9)    $  0.8
                                                      =======     ======
       Accumulated benefits                           $ 156.2     $ 99.3
                                                      =======     ======
       Vested benefits                                $ 155.8     $ 99.3
                                                      =======     ======

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

Non-U.S. net pension cost (credits) consisted of (in millions):

                                                     YEAR ENDED JUNE 30,
                                            ---------------------------------
                                              1998         1997         1996
                                            --------     --------     --------
     Service cost                           $   3.2      $   0.4      $   1.9
     Interest cost                              5.0          1.2          2.4
     Actual return on assets                   (6.4)        (3.5)        (3.7)
     Other, net                                 2.6          2.3          0.4
                                            -------      -------      -------
                                            $   4.4      $   0.4      $   1.0
                                            =======      =======      =======

The funded status of non-U.S plans was (in millions):

                                                     ENDED JUNE 30,
                                          -----------------------------------
                                                   1998                 1997
                                          ------------------------    --------
                                             ASSETS    ACCUMULATED
                                             EXCEED      BENEFITS
                                          ACCUMULATED     EXCEED
                                            BENEFITS      ASSETS
                                          -----------  -----------
     Fair value of plan assets              $ 244.1      $  49.4      $  16.7
     Projected benefit obligation            (237.5)      (108.9)       (16.5)
                                            -------      -------      -------
     Plan assets in excess (deficiency)
      over projected benefit obligation         6.6        (59.5)         0.2
     Unrecognized net (gain) loss              (3.7)         0.6          3.3
                                            -------      -------      -------
     Prepaid (accrued) pension costs        $  10.3      $ (60.1)     $  (3.1)
                                            =======      =======      =======
     Accumulated benefits                   $ 206.0      $  95.1      $  15.9
                                            =======      =======      =======
     Vested benefits                        $ 163.9      $  39.2      $  12.7
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

The following assumptions were used to measure the projected benefit obligation for the defined benefit pension plans:

                               JUNE 30, 1998        JUNE 30, 1997         JUNE 30, 1996
                            ------------------   ------------------    ------------------
                             U.S.    NON-U.S.     U.S.    NON-U.S.      U.S.     NON-U.S.
                            PLANS     PLANS      PLANS     PLANS       PLANS      PLANS
                            -----   ----------   -----   ----------    -----   ----------
Discount rate                7.0%   2.4%-14.0%   8.25%   6.3%-12.0%     8.0%   6.8%-12.0%
Average increase in
 compensation levels         4.0%   1.9%-11.5%    0.0%   3.0%- 9.0%     0.0%   7.5%-12.0%
Expected long-term rate of
 return for plan assets      9.5%   4.0%-16.0%    9.0%   8.0%-12.0%     8.0%   7.5%-12.0%

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

NOTE K - INDUSTRY, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

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

Certain information on a geographic basis follows (in millions):

                                                         YEAR ENDED JUNE 30,
                                                 -----------------------------------
                                                    1998          1997        1996
                                                 ----------  ------------  ---------
Revenues from unaffiliated customers:
  United States, including direct export sales   $   893.9     $   858.9   $   537.6
  Other Americas                                      86.8          69.4        63.8
  Europe/Africa/Middle East                          689.9         216.5       251.1
  Asia/Pacific                                       216.4         123.6       161.4
                                                 ---------     ---------   ---------
                                                 $ 1,887.0     $ 1,268.4   $ 1,013.9
                                                 =========     =========   =========
Interarea transfers:
  United States                                  $    10.5     $    14.8   $    13.9
  Other Americas                                       0.2            --          --
  Europe/Africa/Middle East                             --           0.3         0.1
  Asia/Pacific                                         0.7           0.1          --
                                                 ---------     ---------   ---------
                                                 $    11.4     $    15.2   $    14.0
                                                 =========     =========   =========
Income (loss) from continuing operations
  before income taxes and minority interests:
   United States                                 $  (228.5)    $   (52.2)  $    46.8
   Other Americas                                      8.1           6.1        10.0
   Europe/Africa/Middle East                          (1.4)         17.4        18.3
   Asia/Pacific                                      (15.7)          6.4        19.8
                                                 ---------     ---------   ---------
                                                 $  (237.5)    $   (22.3)  $    94.9
                                                 =========     =========   =========

The income (loss) from continuing operations before income taxes for the years ended June 30, 1998, 1997 and 1996 included $62.0 million, $36.3 million and $(1.1) million, respectively, of net acquisition-related, Chapter 11-related and restructuring charges (credits).

                                                           JUNE 30,
                                                     ---------   --------
                                                       1998        1997
                                                     ---------   --------
     Identifiable assets (excluding intercompany):
     United States                                   $  791.4    $  732.3
     Other Americas                                      59.6        44.1
     Europe/Africa/Middle East                        1,244.4       204.5
     Asia/Pacific                                       168.9        53.9
     Eliminations and other                             (14.9)         --
                                                     --------    --------
                                                     $2,249.4    $1,034.8
                                                     ========    ========

NOTE L -- COMMITMENTS AND CONTINGENCIES

LEASES: Rental expense for the three fiscal years ended June 30, 1998, 1997 and 1996 was $45.1 million, $33.8 million and $28.2 million respectively.

Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in millions):

                                                  YEAR ENDED JUNE 30,
                                   ------------------------------------------------
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

The activity related to the accruals for reorganization and restructuring activities accruals is summarized in the following table (in millions):

                                                  FISCAL 1996 ACTIVITY
                                 ---------------------------------------------------------
                                             CHARGES/
                                           (REVERSALS)
                                           CHANGES IN
                                 BALANCE    ESTIMATES                             BALANCE
                                 JUNE 30,    AND NEW                  CURRENCY    JUNE 30,
                                   1995    INITIATIVES  UTILIZATION  TRANSLATION    1996
                                 --------  -----------  -----------  -----------  --------
Accrued reorganization            $ 1.4     $(1.1)        $ (0.3)       $  --      $  --
Chapter 11 accounts payable         2.4      (2.2)            --           --        0.2
Restructuring
  Facilities                       10.2       3.3           (7.0)          --        6.5
  Depreciable Assets                3.7       0.1           (3.0)        (0.2)       0.6
  Workforce-related                 3.6      (0.2)          (2.2)        (0.1)       1.1
  Other                             6.4      (1.0)          (3.5)          --        1.9
                                  -----     -----         ------        -----      -----
Reorganization and
 restructure-related accruals     $27.7     $(1.1)(A)     $(16.0)       $(0.3)     $10.3
                                  =====     =====         ======        =====      =====


                                                  FISCAL 1997 ACTIVITY
                                 ---------------------------------------------------------
                                             CHARGES/
                                           (REVERSALS)
                                           CHANGES IN
                                 BALANCE    ESTIMATES                             BALANCE
                                 JUNE 30,    AND NEW                  CURRENCY    JUNE 30,
                                   1996    INITIATIVES  UTILIZATION  TRANSLATION    1997
                                 --------  -----------  -----------  -----------  --------
Accrued reorganization            $  --     $ 1.3         $ (1.3)       $  --      $  --
Chapter 11 accounts payable         0.2        --             --           --        0.2
Restructuring
  Facilities                        6.5        --           (4.0)          --        2.5
  Depreciable Assets                0.6        --           (0.6)          --         --
  Workforce-related                 1.1        --           (1.1)          --         --
  Other                             1.9        --           (1.5)          --        0.4
                                  -----     -----         ------        -----      -----
Reorganization and
 restructure-related accruals     $10.3     $ 1.3(A)      $ (8.5)       $  --      $ 3.1
                                  =====     =====         ======        =====      =====


                                                  FISCAL 1998 ACTIVITY
                                 ---------------------------------------------------------
                                             CHARGES/
                                           (REVERSALS)
                                           CHANGES IN
                                 BALANCE    ESTIMATES                             BALANCE
                                 JUNE 30,    AND NEW                  CURRENCY    JUNE 30,
                                   1996    INITIATIVES  UTILIZATION  TRANSLATION    1998
                                 --------  -----------  -----------  -----------  --------
Accrued reorganization            $  --     $  --         $   --        $  --      $  --
Chapter 11 accounts payable         0.2        --           (0.1)          --        0.1
Restructuring
  Facilities                        2.5        --           (2.5)       $  --         --
  Depreciable Assets                 --        --             --           --         --
  Workforce-related                  --        --             --           --         --
  Other                             0.4        --             --           --        0.4
                                  -----     -----         ------        -----      -----
Reorganization and
 restructure-related accruals     $ 3.1     $  --(A)      $ (2.6)       $  --      $ 0.5
                                  =====     =====         ======        =====      =====

(A) Comprised of:

                                                   1996     1997    1998
                                                  -----     ----    ----
Initial provisions for reorganization
 and restructuring actions                        $  --     $ --     $--

Increases due to changes in
 reorganization or restructuring plans

Decreases due to changes in
 reorganization or restructuring plans             (2.2)

Increases and overages of
 estimated costs of plans                           3.4

Incremental costs related to
 ongoing Chapter 11 administration                           1.3

Reversals of estimated costs of plans              (2.3)
                                                  -----     ----     ---
                                                  $(1.1)    $1.3     $--
                                                  =====     ====     ===

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

The June 30, 1998 and 1997 balances of the restructuring accruals are classified as follows (in millions):

                                                         JUNE 30,
                                                      --------------
                                                      1998     1997
                                                      ----     ----
     Depreciable assets                               $ --     $ --
     Accounts payable, accrued expenses and other       --      2.5
     Liabilities of businesses held for sale           0.4      0.4
     Non-current liabilities                            --       --
                                                      ----     ----
                                                      $0.4     $2.9
                                                      ====     ====

(Dollars in millions except per share data)


                                                                                THREE MONTHS ENDED
                                                              -------------------------------------------------------
                                                              SEPTEMBER 30   DECEMBER 31      MARCH 31       JUNE 30*
                                                              ------------   -----------      --------      ---------
YEAR ENDED JUNE 30, 1998
Revenues                                                        $ 312.2        $ 338.9        $ 402.6        $ 833.3
Costs                                                             246.0          260.9          318.3          669.3
Expenses                                                           49.8           54.7           93.7          166.8
Amortization of intangibles - acquisition                           6.3            6.3            8.5          187.6
Acquisition-related charges (credits)                                --             --           14.0           38.6
Restructuring charges (credits)                                      --             --            9.2            0.2
                                                                -------        -------        -------        -------
Operating income (loss)                                            10.1           17.0          (41.1)        (229.2)
Interest and other (income) expense - net                          (7.7)          (2.4)           3.8            0.6
Provision (benefit) for income taxes                                6.4            7.0             --             --
                                                                -------        -------        -------        -------
Net income (loss)                                                  11.4           12.4          (44.9)        (230.5)
Dividends and accretion - preferred stock                          (3.5)          (3.6)          (3.5)          (3.5)
                                                                -------        -------        -------        -------
Net income (loss) applicable to common stockholders             $   7.9        $   8.8        $ (48.4)       $(234.0)
                                                                =======        =======        =======        =======
Net income (loss) per share:
   Basic                                                        $  0.21        $  0.23        $ (1.22)       $ (5.08)
                                                                =======        =======        =======        =======
   Diluted                                                      $  0.20        $  0.22        $ (1.22)       $ (5.08)
                                                                =======        =======        =======        =======

YEAR ENDED JUNE 30, 1997
Revenues                                                        $ 272.7        $ 342.4        $ 315.1        $ 338.2
Costs                                                             196.1          261.0          242.9          261.0
Expenses                                                           50.8           52.9           81.2           62.0
Amortization of intangibles - acquisition and fresh-start           9.0           10.5           22.7            4.8
Acquisition-related charges (credits)                              27.4             --            8.6           (1.0)
Chapter 11-related charges (credits)                                 --             --             --            1.3
Other restructuring charges (credits)                                --             --             --             --
                                                                -------        -------        -------        -------
Operating income (loss)                                           (10.6)          18.0          (40.3)          10.1
Interest and other (income) expense - net                          --              1.6            2.7           (4.8)
Provision (benefit) for income taxes                                1.7            1.3          (21.1)           2.5
                                                                -------        -------        -------        -------
Income (loss) from continuing operations                          (12.3)          15.1          (21.9)          12.4
Income (loss) from discontinued operations
                                                                  (14.1)         (10.6)         101.3             --
                                                                -------        -------        -------        -------
Net income (loss)                                                 (26.4)           4.5           79.4           12.4
Dividends and accretion - preferred stock                          (3.5)          (3.5)          (3.6)          (3.5)
                                                                -------        -------        -------        -------
Net income (loss) applicable to common stockholders             $ (29.9)       $   1.0        $  75.8        $   8.9
                                                                =======        =======        =======        =======
Net income (loss) per share:
   Basic
      Continuing operations                                     $ (0.43)       $  0.32        $ (0.69)       $  0.24
      Discontinued operations                                     (0.39)         (0.29)          2.74           --
                                                                -------        -------        -------        -------
        Net Income                                              $ (0.82)       $  0.03        $  2.05        $  0.24
                                                                =======        =======        =======        =======
   Diluted
      Continuing operations                                     $ (0.43)       $  0.30        $ (0.69)       $  0.23
      Discontinued operations                                     (0.39)         (0.27)          2.74           --
                                                                -------        -------        -------        -------
        Net income (loss)                                       $ (0.82)       $  0.03        $  2.05        $  0.23
                                                                =======        =======        =======        =======

* The operating results for the quarter ended June 30, 1998 have been restated to reflect certain modifications as described in Note A to the accompanying consolidated financial statements.