Form 10-Q/A
period 1998-09-30
WANG LABORATORIES INC
filed 1999-04-06
CIK 104519

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

For the transition period from ___________ to ___________

                          Commission file number 1-5677

                             WANG LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   04-2192707
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


            290 CONCORD ROAD                                 01821-4130
----------------------------------------                     ----------
        Billerica, Massachusetts                             (Zip Code)
(Address of principal executive offices)


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

Common stock, par value $0.01 per share                   46,192,607 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -
          September 30, 1998 (restated) and June 30, 1998                   3

          Consolidated Statements of Operations -
          Three months ended September 30, 1998 (restated) and 1997         4

          Consolidated Statements of Cash Flows -
          Three months ended September 30, 1998 (restated) and 1997         5

          Notes to Consolidated Financial Statements (restated) -
          September 30, 1998                                                6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                            24

This Amendment to the Quarterly Report on Form 10-Q of Wang Laboratories, Inc., ("Wang" or "the Company") for the three months ended September 1998 gives effect to certain changes resulting from informal discussions with the staff of the Securities and Exchange Commission which were concluded in March 1999 concerning the accounting treatment relating to certain aspects of the Olsy acquisition and the impairment of certain long-lived assets as more fully described in Note A. The result of these changes was to increase the net loss and net loss per share for the three months ended September 30, 1998 from $11.3 million or $0.32 per share to $22.8 million or $0.57 per share.

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

The following documents are included as part of this Quarterly Report on Form 10-Q/A, Amendment No. 1 to Form 10-Q.

Exhibit 12.1 -- Calculation of Ratio of Earnings to Fixed Changes (restated)

Exhibit 27.1 -- Financial Data Schedule (restated)

SIGNATURE                                                                  25

PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                    SEPTEMBER 30,  JUNE 30,
                                                                                        1998         1998
                                                                                      --------     --------
(DOLLARS IN MILLIONS)                                                                (RESTATED)

ASSETS

Current assets
  Cash and equivalents                                                                $  178.1     $  225.0
  Accounts receivable, net of allowance for doubtful accounts of $22.9 million and
    $20.9 million, respectively                                                          847.5        838.7
  Inventories                                                                            173.7        168.3
  Other current assets                                                                   201.0        202.7
                                                                                      --------     --------
     Total current assets                                                              1,400.3      1,434.7

Depreciable assets, net of accumulated depreciation of $159.5 million and
  $155.7 million, respectively                                                           234.5        214.1
Intangible assets, net of accumulated amortization of $75.2 million and
  $47.3 million, respectively                                                            500.2        508.9
Other                                                                                     80.4         91.7
                                                                                      --------     --------
     Total assets                                                                     $2,215.4     $2,249.4
                                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Borrowings due within one year                                                      $   36.4     $   26.3
  Accounts payable                                                                       410.7        451.5
  Accrued expenses                                                                       272.7        250.0
  Deferred service revenue                                                               178.0        164.6
  Other current liabilities                                                              379.4        492.2
                                                                                      --------     --------
     Total current liabilities                                                         1,277.2      1,384.6
                                                                                      --------     --------

Long-term liabilities
  Debt                                                                                   233.2        116.9
  Other long-term liabilities                                                            258.4        272.6
                                                                                      --------     --------
     Total long-term liabilities                                                         491.6        389.5
                                                                                      --------     --------

Commitments and contingencies

Minority interest                                                                          7.0          6.6
                                                                                      --------     --------

Series A preferred stock                                                                  86.4         86.2
                                                                                      --------     --------

Stockholders' equity
  Series B preferred stock, $0.01 par value, 143,750 shares authorized and outstanding,
    liquidation preference of $143.8 million                                             138.3        138.3
  Common stock, $0.01 par value, 100,000,000 shares authorized; 46,192,607 and
    46,150,302 shares outstanding, respectively                                            0.5          0.5
  Capital in excess of par value                                                         522.5        525.1
  Cumulative translation adjustment                                                      (22.7)       (19.1)
  Accumulated deficit                                                                   (285.4)      (262.3)
                                                                                      --------     --------
     Total stockholders' equity                                                          353.2        382.5
                                                                                      --------     --------
     Total liabilities and stockholders' equity                                       $2,215.4     $2,249.4
                                                                                      ========     ========


              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1998         1997
                                                           -------      -------
                                                          (RESTATED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
    Services                                               $ 475.4      $ 244.5
    Products                                                 310.6         67.7
                                                           -------      -------
                                                             786.0        312.2
                                                           -------      -------
COSTS AND EXPENSES
    Cost of services                                         377.6        193.1
    Cost of products                                         251.7         52.9
    Research and development                                   3.1          0.7
    Selling, general and administrative                      135.2         49.1
    Amortization of acquisition-related intangibles           26.1          6.3
    Acquisition-related charges                                8.3           --
                                                           -------      -------
        Total costs and expenses                             802.0        302.1
                                                           -------      -------

OPERATING INCOME (LOSS)                                      (16.0)        10.1
                                                           -------      -------

OTHER (INCOME) EXPENSE
    Interest (income) expense, net                             4.9         (0.9)
    Other (income) expense, net                               (2.1)        (6.8)
                                                           -------      -------
        Total other (income) expense                           2.8         (7.7)
                                                           -------      -------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                                      (18.8)        17.8
Income taxes                                                   3.6          6.4
                                                           -------      -------

INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTERESTS      (22.4)        11.4
Minority interests in earnings of subsidiaries                (0.4)          --
                                                           -------      -------

NET INCOME (LOSS)                                            (22.8)        11.4
Dividends and accretion on preferred stock                    (3.5)        (3.5)
                                                           -------      -------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS        $ (26.3)     $   7.9
                                                           =======      =======
PER SHARE AMOUNTS
   Basic                                                   $ (0.57)     $  0.21
                                                           =======      =======
   Diluted                                                 $ (0.57)     $  0.20
                                                           =======      =======

SHARES USED TO COMPUTE PER SHARE AMOUNTS
(in millions)
   Basic                                                      46.2         38.1
   Diluted                                                    46.2         39.7

              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (UNAUDITED)
                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1998       1997
                                                              ------     ------
(DOLLARS IN MILLIONS)                                       (RESTATED)

OPERATING ACTIVITIES
  Net income (loss)                                           $(22.8)    $ 11.4
  Depreciation                                                  26.5       15.3
  Amortization                                                  27.0        7.0
  Gain on asset sales                                             --       (6.5)
  Non-cash provision for income taxes                            2.6        5.6
  Acquisition-related charges                                    8.3         --
  Payments for acquisition-related charges                     (30.4)      (6.4)
  Payments for restructuring charges                              --       (0.6)
                                                              ------     ------
                                                                11.2       25.8
                                                              ------     ------
CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
  Accounts receivable                                            5.8      (10.1)
  Inventories                                                  (23.9)      (1.4)
  Other current assets                                         (24.9)      (2.9)
  Accounts payable and other current liabilities               (42.2)     (23.4)
  Other                                                         (5.4)      (1.1)
                                                              ------     ------
  Net changes in other accounts affecting
    operations                                                 (90.6)     (38.9)
                                                              ------     ------
                                                               (79.4)     (13.1)
  Cash used in discontinued operations                          (0.9)      (3.8)
                                                              ------     ------
    Cash used in operations                                    (80.3)     (16.9)
                                                              ------     ------

INVESTING ACTIVITIES
  Depreciable assets                                           (43.3)     (15.3)
  Proceeds from asset sales                                       --        9.9
  Business acquisitions, net of cash acquired                  (27.7)      (0.3)
  Other                                                         (0.7)      (4.2)
                                                              ------     ------
    Cash used in investing activities                          (71.7)      (9.9)
                                                              ------     ------

FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreement                108.6         --
  Increase (decrease) in short-term borrowings                    --      (34.7)
  Increase in long-term borrowings                               1.6         --
  Proceeds from stock plans                                      0.2        1.8
  Dividends paid on preferred stock                             (3.3)      (3.3)
                                                              ------     ------
    Cash provided by (used in) financing activities            107.1      (36.2)
                                                              ------     ------
Effect of changes in foreign exchange rates on cash             (2.0)      (1.4)
                                                              ------     ------
DECREASE IN CASH AND EQUIVALENTS                               (46.9)     (64.4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    225.0      242.2
                                                              ------     ------
CASH AND EQUIVALENTS AT END OF PERIOD                         $178.1     $177.8
                                                              ======     ======

              See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

NOTE A - BASIS OF PRESENTATION (RESTATED)

The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information included herein for the periods ended September 30, 1998 and 1997 has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals, except for acquisition-related charges recorded in the three months ended September 30, 1998.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A, Amendment No. 1 to Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.

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

Subsequent to the filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 1998, the management of the Company and the Staff of the Securities and Exchange Commission ("SEC") have had discussions with regard to the determination and allocation of the purchase price in connection with the Company's acquisition of Olsy. As a result of these discussions, which concluded March 1999, the Company has modified the valuation of the acquisition related consideration and the allocation of the related intangible assets. Additionally, the Company has modified the impairment losses recorded in fiscal 1998 on certain other long-lived assets to conform to the methodology recommended by the SEC. A summary of the modifications and the effects on the financial position at September 30, 1998 and results of operations for the three months then ended follow.

Restatement Related to Valuation of Olsy Consideration - Common Stock and Stock Appreciation Rights:


The Company revised the values of the 8.75 million shares of common stock (of which 1.5 million are to be delivered upon shareholder approval) and the 5.0 million Stock Appreciation Rights ("SARs") issued to Olivetti as part of the consideration for Olsy. The value of the shares previously recorded was based on the market value of the Company's common stock, discounted by 35% to reflect the restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The Company has adjusted the value to reflect a discount of 20% to a revised calculation of market value. The value of the common stock used to calculate the value of the SARs has been revised consistent with the new value per share of the common stock described above. Accordingly, the value of the consideration was adjusted by $41.0 million and additional paid-in capital increased, with a corresponding increase to intangible assets.


Restatement Related to Acquired In-Process Research and Development:

The Company has modified the methods used to value acquired in-process research and development ("IPR&D") and other intangible assets in connection with the Company's acquisition of Olsy. Initial calculation of value of the acquired IPR&D was based on the cost required to complete each project, the cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on IPR&D as set forth in its September 15, 1998 letter to the AICPA including consideration of the stage of completion of the IPR&D at the acquisition date and the view that IPR&D be valued on a fair market value basis versus a fair value basis in arriving at the valuation amount. As a result of these modifications the Company has decreased the amount of the purchase price allocated to acquired in-process research and development from $74.1 million to $18.1 million and increased goodwill by $56.0 million for the year ended June 30, 1998.

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

Restructuring Charges:

As of June 30, 1998, the Company recorded $10.8 million of estimated severance costs associated with workforce reductions in an acquired Olsy subsidiary as part of its purchase price allocation. Pursuant to discussions with the SEC, these costs have been excluded from the purchase price, and the actual severance cost of $8.3 million was charged to expense during the three months ended September 30, 1998, as it was incurred.

A summary of the acquisition related adjustments follows (in millions):

                                                                   Previously
                                                       Restated     Reported
                                                       --------     --------

     Cash, including transaction costs                  $ 90.2       $ 90.2
     Common stock and stock equivalents                  197.2        146.9
     Stock appreciation rights                            32.5         41.8
                                                        ------       ------
     Total consideration                                 319.9        278.9

     Estimated fair value of net
        (assets) liabilities assumed                      84.2         95.0
                                                        ------       ------

     Excess of purchase price over
        net tangible assets acquired                    $404.1       $373.9
                                                        ======       ======

The excess of purchase price over the fair value of the net liabilities assumed has been restated as follows:

                                                                   Previously
                                                       Restated     Reported
                                                       --------     --------

     In-process research and development                $ 18.1       $ 74.1
     Capitalized software                                 43.2         56.4
     Trademarks                                           57.0         39.0
     Goodwill                                            285.8        204.4
                                                        ------       ------
                                                        $404.1       $373.9
                                                        ======       ======

Summary of Effects of Restatements:

The effects of the restatement related to acquired in-process research and development, impairment losses and restructuring charges resulted in the following impact on the Company's financial position as of September 30, 1998 and the results of operations for the quarter then ended (in millions).


                                                              Three Months Ended
                                                                  September 30,
                                                                      1998
                                                              ------------------
Results from operations:
------------------------
Loss from continuing operations before income taxes and
  minority interest as previously reported                           $ (7.3)

  Adjustment related to restructuring
     charges                                                           (8.3)
  Adjustment to amortization of intangible
     assets                                                            (3.2)
                                                                     ------
Restated                                                             $(18.8)
                                                                     ======

Net Loss applicable to common
  stockholders as previously reported                                $(14.8)

  Adjustment related to restructuring
     charges                                                           (8.3)
  Adjustment to amortization of intangible
     assets                                                            (3.2)
                                                                     ------

Restated net loss applicable to common stock                         $(26.3)
                                                                     ======

Loss per share:
---------------
As previously reported                                               $(0.32)

  Adjustment related to restructuring
     charges                                                          (0.18)
  Adjustment to amortization of intangible
     assets                                                           (0.07)
                                                                     ------

Restated                                                             $(0.57)
                                                                     ======


                                                                   September 30,
                                                                       1998
                                                                   -------------
 Financial Position:
 -------------------
 Intangible assets, net as previously reported                       $ 443.2

   Adjustment related to acquired in-process
      research and development                                          56.0
   Adjustment related to impairment losses                             (22.2)
   Adjustment related to restructuring
      charges                                                          (10.8)
   Adjustment to amortization of intangible
      assets                                                            (7.0)

   Adjustment related to valuation of
      consideration for Olsy                                            41.0
                                                                     -------

 Restated                                                            $ 500.2
                                                                     =======

Other current liabilities, as previously
      reported                                                         381.9
   Adjustment related to restructuring
      charges                                                           (2.5)
                                                                     -------

                                                                     $ 379.4
                                                                     =======

   Capital in excess of par value as
    previously reported                                              $ 481.5

   Adjustment related to valuation of
      consideration for Olsy                                            41.0
                                                                     -------
   Restated                                                          $ 522.5
                                                                     =======

 Accumulated deficit, as previously reported                         $(303.9)

   Adjustment related to acquired in-process
      technology                                                        56.0
   Adjustment related to impairment losses                             (22.2)
   Adjustment related to amortization of
      intangible assets                                                 (7.0)
   Adjustment related to restructuring
      changes                                                           (8.3)
                                                                     -------
 Restated                                                            $(285.4)
                                                                     =======

During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The Company will adopt the provisions of FAS 130 for the six month period ended December 31, 1998. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends. Comprehensive income (loss) for the quarters ended September 30, 1998 and September 30, 1997 was $(26.4) million and $10.0 million, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). The Company will adopt the provisions of FAS 131 for the six month period ended December 31, 1998. It is not anticipated that FAS 131 will have a significant impact on segment information disclosures.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company expects to adopt the new Statement effective January 1, 2000 and has not yet determined its impact.

NOTE B - BUSINESS ACQUISITION (RESTATED)

OLSY ACQUISITION

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

In connection with the acquisition of Olsy, the following pro forma results of operations have been prepared as though the acquisition had occurred as of the beginning of the period presented (in millions except per share data):


                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------
Revenues                                                            $ 821.4
Loss from continuing operations                                     $ (43.1)
Loss attributable to common stockholders                            $ (46.6)
Net loss per share applicable to common stockholders                $ (1.04)


NOTE C - EARNINGS PER SHARE (RESTATED)

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                        1998        1997
                                                                                      -------     -------
                                                                              (IN MILLIONS EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)                                                                   $ (22.8)    $  11.4
  Dividends and accretion on the Series A Preferred Stock                                (1.2)       (1.2)
  Dividends on the Series B Preferred Stock                                              (2.3)       (2.3)
                                                                                      -------     -------
  Numerator for basic and diluted earnings per share - net income (loss) available
    to common shareholders                                                            $ (26.3)    $   7.9
                                                                                      =======     =======

Denominator:
  Denominator for basic earnings per share - Weighted average shares                     46.2        38.1
                                                                                      -------     -------

  Effect of dilutive securities:
    Stock options                                                                          --         1.6
    Stock warrants                                                                         --          --
                                                                                      -------     -------
  Dilutive potential common shares                                                         --         1.6
                                                                                      -------     -------

  Denominator for diluted earnings per share -
    Adjusted weighted-average shares and assumed conversions                             46.2        39.7
                                                                                      =======     =======

Basic earnings per share                                                              $ (0.57)    $  0.21

Diluted earnings per share                                                            $ (0.57)    $  0.20

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

This Amendment to the Quarterly Report on Form 10-Q of Wang Laboratories, Inc., ("Wang" or "the Company") for the three months ended September 1998 gives effect to certain changes resulting from informal discussions with the staff of the Securities and Exchange Commission which were concluded in March 1999 concerning the accounting treatment relating to certain aspects of the Olsy acquisition and the impairment of certain long-lived assets as more fully described in Note A. The result of these changes was to increase the net loss and net loss per share for the three months ended September 30, 1998 from $11.3 million or $0.32 per share to $22.8 million or $0.57 per share.

In connection with the acquisition of Olsy, the Company allocated $18.1 million of the purchase price to in-process research and development ("IPR&D") and charged the amount to expense in the fiscal year ended June 30, 1998. At the acquisition date, Olsy had approximately fourteen R&D projects focused on operating on a Microsoft Distributed interNet Architecture for Financial Services ("Microsoft DNAfs"), which ranged in completion from 10% to 95%. As of September 30, the projects ranged in completion from 30% to 100%, and remaining R&D commitments on these projects totaled approximately $6 million. Revenues and operating profits for these projects are estimated to be substantially earned between 1999 and 2002 and to diminish thereafter. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management believes the Company is positioned to complete the major R&D projects valued hereunder principally during calendar 1999. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW

For the three months ended September 30, 1998, the Company reported revenues of $786.0 million, a $473.8 million increase compared to revenues of $312.2 million for the same prior year period, primarily attributable to the Olsy acquisition.

The Company reported an operating loss of $16.0 million for the three months ended September 30, 1998, compared to operating income of $10.1 million for the three months ended September 30, 1997.

The decline in operating income is primarily attributable to increases in amortization expense of intangible assets associated with the acquisition of Olsy.


EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended September 30, 1998 was $53.1 million and is calculated by adjusting the loss from operations of $16.0 million for nonrecurring charges of $13.6 million, depreciation and amortization expenses not included in non-recurring charges of $26.5 million and $27.0 million, respectively, and other income of $2.0 million not reflected in the nonrecurring charges. For the six months ended September 30, 1998, cash used in operating and investing activities was $80.3 million and $71.7 million, respectively, and cash provided by financing activities was $107.1 million.


EBITDA for the three months ended September 30, 1997 was $39.2 million and is calculated by adjusting income from operations of $10.1 million depreciation and amortization expenses of $15.3 million and $7.0 million, respectively, and other income of $6.8 million. For the three months ended September 30, 1997, cash used in operating, investing and financing activities was $16.9 million, $9.9 million and $36.2 million, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs increased by $2.4 million, from $0.7 million in the comparable prior year period. Research and development expenses for the three months ended September 30, 1998 includes amounts spent by Olsy and development by Oli Ricerca (a minority investee company) under contract with Wang. The Company's current quarter research and development spending is primarily related to Olsy's development of software technology for the banking industry and, to a lesser extent, continuing support for its traditional VS products and specialized client server products sold to the U.S. government.

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

AMORTIZATION
Amortization of acquired intangible assets totaled $26.1 million in the three months ended September 30, 1998, including $22.6 million for intangible assets related to the Olsy acquisition. This compares to amortization of acquired intangible assets of $6.3 million in the three months ended September 30, 1997.

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

ACQUISITION-RELATED CHARGES
Acquisition-related charges of $8.3 million in the three months ended September 30, 1998 reflect the costs associated with headcount reductions in the Company's subsidiary in Japan. There were no acquisition-related charges recorded in the three months ended September 30, 1997.

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

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that total expenditures of as much as $380 million will be required in connection with the integration of Olsy and rightsizing of the combined company over the next two years. The Company has recorded a total of $239.6 million for these activities, of which $40.6 million was recorded as a charge to operations and $199.0 million was recorded as part of purchase accounting for the acquisition of Olsy, as of September 30, 1998. The $239.6 million includes approximately $161 million related to organizational redundancies, $45 million related to facilities and $33 million related to systems and other costs. A total of approximately $158 million remains to be expended. The Company currently estimates that such expenditures will approximate $67 million in the remainder of calendar year 1998 and $85 million and $6 million in calendar years 1999 and 2000, respectively. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000.

On November 3, 1998, the Company announced its board of directors had authorized the use of up to $50 million for repurchase of its common stock or publicly traded warrants via open market purchases. The Company is also authorized to enter hedging transactions designed to reduce the potential dilutive impact of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants. In addition, if the Company's shareholders do not approve the issuance of the 1.5 million shares of the Company's common stock due to Olivetti as part of the consideration for Olsy, the Company will be required to settle the outstanding obligation in cash. The amount will be based on the average trading price of the common stock of the Company during the 10 days prior to that date.

Additionally, the Company estimates that approximately $4 million remains to be spent for its previously announced advertising, branding and positioning initiatives to launch the newly combined company, and approximately $0.5 million for the completion of the construction and fit-up of the Company's new Corporate headquarters in Billerica, Massachusetts. The estimated total cost of the construction activities is $20 million, which approximates the cumulative proceeds, realized or expected to be realized, from the disposition of other land and facilities. The Company expects to spend approximately $6 million, principally through the remainder of calendar 1998, to attain technological feasibility on Olsy in-process research and development activities.

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

SUPERIOR RIGHTS OF PREFERRED STOCK. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5 million shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5 million authorized shares of Preferred Stock, 90,000 shares have been designated as 42% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as 62% Series B Cumulative

Convertible Preferred Stock ("Series B Preferred Stock"), all of which shares have been issued. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and the Series B Preferred Stock and any other series of Preferred Stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

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

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the December 1998 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. The Company currently does not enter into interest rate derivative instruments to manage exposure to interest rate changes, however, management is considering hedging options in the future to mitigate exposure to interest rate changes.

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

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the December 1998 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. The Company currently does not enter into interest rate derivative instruments to manage exposure to interest rate changes, however, management is considering hedging options in the future to mitigate exposure to interest rate changes.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 5, 1999

                                             WANG LABORATORIES, INC.

                                             /s/ Paul A. Brauneis
                                             -------------------------------
                                             Paul A. Brauneis,
                                             Vice President and
                                             Corporate Controller