Form 10-K405/A
period 1998-12-31
WANG LABORATORIES INC
filed 1999-04-06
CIK 104519

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

     The number of shares of Common Stock outstanding as of February 26, 1999 was 46,648,258

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

     See EXHIBIT C attached hereto.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements.

         1. The following documents are filed as Exhibit C in this annual report on Form 10-K/A, Amendment No. 1 to Form 10-K.

              Financial Statements:

              Consolidated Statements of Operations for the six months ended December 31, 1998 and fiscal years ended June 30, 1998, 1997 and 1996.

              Consolidated Balance Sheets as of December 31, 1998, June 30, 1998 and June 30, 1997.

              Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996.

              Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996.

              Notes to Consolidated Financial Statements.

         2. The following documents are included as Exhibit D to this annual report on Form 10-K/A, Amendment No. 1 to Form 10-K.

              Financial Statement Schedule:

              Schedule II- Valuation and Qualifying Accounts

              Exhibit 12.1- Calculation of Ratio of Earnings to Fixed Charges

              Exhibit 23.1- Consent of Independent Auditors

              Exhibit 27.1- Financial Data Schedule

WANG LABORATORIES, INC. AND SUBSIDIARIES                              EXHIBIT A
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollars in millions except per share data)

                                                                                                                     Predecessor
                                                                                                                       Company
                                                                                                                   --------------
                                                                                                                        Three
                                Six Months                                                 Year     Nine Months         Months
                                  Ended       Year Ended    Year Ended    Year Ended       Ended       Ended            Ended
                               December 31,    June 30,      June 30,      June 30,       June 30,    June 30,         Sept 30,
                                   1998          1998          1997          1996           1995       1994            1993
---------------------------------------------------------------------------------------------------------------------------------
Revenues                         $1,818.0      $ 1,887.0     $ 1,268.4     $ 1,013.9     $ 901.9     $ 644.4           $ 210.9

Income (loss) from continuing
  operations before
  reorganization expenses and
  discontinued operations           (39.8)        (251.6)         (6.7)         63.5       (14.2)        8.6              11.9

Reorganization expenses                --             --            --            --          --          --             (20.8)

Income (loss) from
  discontinued operations              --             --          76.6         (69.0)      (53.9)         --                --

Fresh-start reporting
   adjustment                          --             --            --            --          --          --             193.6

Gain on debt discharge                 --             --            --            --          --          --             329.3
                                  -------        -------        ------       -------     -------      ------           -------

Net income (loss)                   (39.8)        (251.6)         69.9          (5.5)      (68.1)        8.6             514.0

Dividends and accretion on
   preferred stock                   (7.0)         (14.1)        (14.1)        (22.6)       (8.7)       (4.2)               --
                                  -------        -------        ------       -------     -------      ------           -------

Net income (loss) applicable
  to common stockholders          $ (46.8)      $ (265.7)       $ 55.8       $ (28.1)    $ (76.8)      $ 4.4           $ 514.0
                                  =======       ========        ======       =======     =======       =====           =======

Net income (loss) per share:
   Basic

     Continuing operations        $ (1.01)       $ (6.54)      $ (0.56)       $ 1.13     $ (0.70)     $ 0.13

     Discontinued operations           --             --          2.06         (1.91)      (1.64)         --
                                  -------        -------        ------       -------     -------      ------           -------
   Net income (loss)              $ (1.01)       $ (6.54)       $ 1.50       $ (0.78)    $ (2.34)     $ 0.13                 *
                                  =======       ========        ======       =======     =======       =====           =======
   Diluted

     Continuing operations        $ (1.01)       $ (6.54)      $ (0.56)       $ 1.07     $ (0.70)     $ 0.13

     Discontinued operations           --             --          2.06         (1.81)      (1.64)         --
                                  -------        -------        ------       -------     -------      ------           -------
   Net income (loss)              $ (1.01)       $ (6.54)       $ 1.50       $ (0.74)    $ (2.34)     $ 0.13                 *
                                  =======        =======        ======       =======     =======      ======           =======

Average number of employees        20,200         13,300         9,300         6,200       5,200        5,900            6,700

Number of employees                20,300         20,800         9,300         7,200       6,200        5,300

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

WANG LABORATORIES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollars in millions except per share data)

                                                        June 30,
                     December 31, ------------------------------------------------
                         1998       1998       1997      1996      1995      1994
----------------------------------------------------------------------------------
Total assets          $2,369.8   $2,249.4   $1,034.8   $ 856.6   $ 852.5   $ 677.1

Depreciable assets,
  net                    236.0   $  214.1   $  123.0   $ 137.3   $ 134.4   $  79.6

Working capital          100.6   $   50.1   $  126.1   $  86.7   $  34.1   $  95.1

Long-term debt,
  excluding
  liabilities
  subject to
  compromise          $  250.7   $  116.9   $     --   $    --   $  23.0   $   2.0

Series A preferred
  stock               $   86.5   $   86.2   $   85.5   $  84.8   $  84.1   $    --

Exchangeable
  preferred stock     $     --   $     --   $     --   $    --   $  61.5   $  53.2

Stockholders'
  equity (deficit)    $  348.2   $  382.5   $  422.8   $ 343.1   $ 220.8   $ 272.3

   Certain prior years' amounts have been reclassified to conform to the presentation for the six months ended December 31, 1998. Employee data excludes discontinued operations and businesses held for sale.

* Per share data is not presented for the period ended September 30, 1993, the confirmation date of the Company's Reorganization Plan, due to the general lack of comparability as a result of the revised capital structure of the Company.

WANG LABORATORIES, INC. AND SUBSIDIARIES                               EXHIBIT B

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

BASIS OF PRESENTATION

On July 22, 1998, Wang's Board of Directors voted to change the Company's fiscal year end from June 30 to December 31. Accordingly, management's discussion and analysis of financial condition and results of operations will: (i) compare the audited results of operations for the six months ended December 31, 1998 to the unaudited results of operations for the six months ended December 31, 1997; (ii) compare the results of operations for the fiscal year ended June 30, 1998 to the results of operations for the fiscal year ended June 30, 1997; (iii) compare the results of operations for the fiscal year ended June 30, 1997 to the results of operations for the fiscal year ended June 30, 1996; and (iv) discuss the Company's liquidity and sources of capital as of December 31, 1998.

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

In connection with the Olsy acquisition, the Company has allocated $18.1 million for acquired in-process research and development ("IPR&D"). This allocation represents the estimated fair value of the in-process R&D based on the present value of future cash flows related to the IPR&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the IPR&D had no alternative future uses. Accordingly, the value of the acquired IPR&D was written off in the fiscal quarter ended June 30, 1998.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

On the date of acquisition, Olsy had approximately fourteen R&D projects which were expected to reach completion principally by the end of 1998. These projects related primarily to software development activities focused on operating on a Microsoft Distributed interNet Architecture for Financial Services ("Microsoft DNA FS"). At the acquisition date, these R&D projects ranged in completion from 10% to 95% and total R&D commitments to complete the projects were expected to be approximately $11 million. As of December 31, 1998, the projects ranged in completion from 60% to 100%, and remaining R&D commitments on these projects totaled approximately $3 million. Revenues and operating profits from projects are estimated to be substantially earned between 1999 and 2002 and to diminish thereafter, and are consistent with the estimates made at the acquisition date. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management believes the Company is positioned to complete the major R&D projects valued hereunder during 1999. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success.

In March 1997, the Company completed the sale of its software business unit to Eastman Kodak Company ("Kodak") for $260.0 million in cash. The business sold to Kodak included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide.

The results of operations of the software business unit prior to its sale and the gain on the sale realized in the March quarter of fiscal 1997 have been reported as discontinued operations in the accompanying Consolidated Statements of Operations and of Cash Flows.

The Company completed the acquisition of I-NET, Inc. ("I-NET") on August 29, 1996. The Company's Consolidated Statements of Operations and of Cash Flows include the results of I-NET subsequent to acquisition.

From time to time the Company has acquired other individually immaterial businesses and accounted for such business combinations under the purchase method. These acquisitions do not have a material effect on the Company's results from operations or financial position.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

Revenues were $1,818.0 million for the six months ended December 31, 1998, compared to revenues of $651.1 million for the six months ended December 31, 1997. Substantially all of the increase in consolidated revenues is attributable to the acquisition of Olsy. There were no Olsy-related revenues in the 1997 period.

The operating loss for the six months ended December 31, 1998 was $17.9 million, and includes nonrecurring charges of $55.0 million, of which $41.5 million was recorded in the quarter ended December 31, 1998 and $13.5 million in the quarter ended September 30, 1998. These charges are comprised of $35.1 million of Wang acquisition-related costs and $19.9 million of other operating costs, primarily transition-related period costs, incurred to integrate the acquired Olsy business. The $55.0 million is included in the Consolidated Statements of Operations as follows: $5.0 million in Cost of services, $14.9 million in Selling, general and administrative expenses and $35.1 million in Acquisition-related charges. The $55.0 million is included in the operating results of the four geographic segments in which the Company operates and in Corporate as follows: $12.6 million in the United States, $0.1 million in Other Americas, $27.6 million in Europe/Africa/Middle East, $9.9 million in Asia/Pacific and $4.8 million in Corporate.

Excluding the nonrecurring charges of $55.0 million for the six months ended December 31, 1998, operating income was $37.1 million. This compares to operating income of $27.1 million for the six months ended December 31, 1997. The increase in operating profit is primarily attributable to the increase in revenues.

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $141.4 million for the six months ended December 31, 1998, compared to $78.7 million in the prior year period. EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies. EBITDA is calculated for the six months ended December 31, 1998 by adjusting the operating loss of $17.9 million for nonrecurring charges of $55.0 million, depreciation and amortization expenses not included in the nonrecurring charges of $53.4 million and $46.6 million, respectively, and other income of $4.3 million not reflected in the nonrecurring charges.

For the six months ended December 31, 1998, cash provided by operating and financing activities was $68.3 million and $112.0 million, respectively. Cash used in investing activities was $109.4 million.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

EBITDA for the six months ended December 31, 1997 was $78.7 million and is calculated by adjusting operating income of $27.1 million for depreciation and amortization expenses of $30.9 million and $14.1 million, respectively, and other income of $6.6 million. There were no nonrecurring charges recorded in the six months ended December 31, 1997.

For the six months ended December 31, 1997, cash used in operations was $6.3 million, while cash used in investing and financing activities was $24.6 million and $49.3 million, respectively. The increase in EBITDA is attributable to the increase in revenue, primarily resulting from the Olsy acquisition.

REVENUES

The Company operates in four geographic segments from which it earns its revenues. The Company's revenues in these geographic segments are comprised of:
(a) networked technology services and solutions, comprised of services and products related to the design, installation, operation and maintenance of global computing and telecommunications networks; (b) traditional products and services, comprised of the sales and service of VS, GCOS and Olsy proprietary or legacy products; and (c) standard products, which are commodity client/server products (primarily related to Olsy) sold without accompanying services.

Services revenues were $1,054.3 million for the six months ended December 31, 1998, compared to $496.2 million in the comparable period for the prior year. The increase was primarily attributable to the inclusion of Olsy revenues during the 1998 period. Networked technology services and solutions revenues were $874.0 million, compared to $398.3 million in the prior year period. Traditional services revenues increased to $180.3 million, compared to $97.9 million in the prior year period. The anticipated decline in traditional VS and GCOS services was more than offset by the addition of Olsy traditional services revenues.

Product revenues were $763.7 million for the six months ended December 31, 1998, compared to $154.9 million in the prior year period. Networked technology product revenues were $293.6 million, compared to $126.8 million in the comparable period for the prior year. Traditional product revenues were $274.1 million in the six months ended December 31 1998, compared to $28.1 million in the six months ended December 31, 1997. These increases are primarily the net result of the acquisition of Olsy, offset by the anticipated decline in traditional VS and GCOS product revenues. Standard product revenues were $196.0 million for the six months ended December 31, 1998, and primarily resulted from the acquisition of Olsy. The Company expects revenues associated with traditional VS and GCOS products and services to decline at a rate exceeding 25% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the rate of decline could be highly variable.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

GROSS MARGIN

Services gross margin in the six months ended December 31, 1998 declined to 20.4% from 21.7% in the six months ended December 31, 1997. The modest decline is the result of the increase in lower-margin maintenance revenues on multi-vendor services and the decline in higher-margin revenues from traditional maintenance contracts.

The services gross margin continues to be negatively affected by consolidation in the industry, resulting in competitive and technological pressures. Pressure will continue to be exerted on the Company's services gross margin as a result of increased networked technology maintenance revenues, which have historically lower margins than the Company's traditional VS and GCOS business. Although it is anticipated that these factors will continue to exert pressure on services gross margin, the Company believes that the effect can be mitigated by the continuing implementation of cost reduction, integration and consolidation initiatives.

Product gross margin was 19.5% for the six months ended December 31. 1998, compared to 23.6% for the comparable period in the prior year. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, and the inclusion of lower margin standard product sales from Olsy. The Company anticipates that the decline in traditional VS and GCOS product revenues, will continue to exert downward pressure on product gross margin.

RESEARCH AND DEVELOPMENT

Research and development costs were $5.4 million for the six month period ended December 31, 1998, compared to $1.5 million in the same prior year period, representing 0.3% and 0.2% of revenues in the six months ended December 31, 1998 and 1997, respectively. Research and development costs include amounts spent by Olsy since the acquisition and development by OliRicerca (a minority investee company) under contract with Wang Global. The Company's current level of research and development spending is primarily related to the development of software technology for the banking industry and, to a lesser degree, to its continuing support for traditional VS products and specialized client/server products sold to the U.S. government.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $194.3 million, to $297.3 million, in the six months ended December 31, 1998. This increase is attributable to the inclusion of Olsy as well as $14.9 million of nonrecurring and other operating charges, and compares to $103.0 million in the same prior year period. During the six months ended December 31, 1998 and 1997, selling, general and administrative expenses were 16.3% and 15.8% of revenues, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Nonrecurring and other operating charges of $14.9 million included in selling, general and administrative expenses in the six months ended December 31, 1998 primarily relate to incremental period transition costs incurred to integrate Olsy into the existing Wang Global structure and which do not qualify as restructuring charges. Excluding these nonrecurring charges, selling, general and administrative expenses would have been $282.4 million, or 15.5% of revenues. The overall reduction in recurring selling, general and administrative expenses as a percent of revenues reflects the impact to date of consolidation and integration initiatives undertaken in connection with the Company's recent acquisitions.

AMORTIZATION

Amortization of acquired intangible assets totaled $44.3 million in the six months ended December 31, 1998, including $35.0 million of amortization for intangible assets established in connection with the Olsy acquisition.

ACQUISITION-RELATED, RESTRUCTURING AND REORGANIZATION-RELATED CHARGES

Acquisition-related charges of $35.1 million in the six months ended December 31, 1998 reflect costs associated with combining the operations of Wang and Olsy, and are comprised of $26.3 million for workforce-related initiatives, principally severance costs, $1.6 million for excess facilities cost, $6.4 million for the write-down to disposal value of depreciable assets and $0.8 million for other costs. Acquisition related charges of $8.3 million and $26.8 million were provided in the quarters ending September 30, and December 31, 1998, respectively.

INTEREST INCOME AND EXPENSE

Net interest expense of $9.9 million for the six months ended December 31, 1998 is comprised of $14.4 million of interest expense, including $8.4 million related to the Company's $500 million Revolving Credit Facility with Bankers Trust Company ("BTC"), $1.3 million of interest payments to Olivetti in connection with the 1.5 million shares to be issued to Olivetti upon shareholder approval and $1.4 million for the factoring of accounts receivable, net of $4.5 million of interest income on invested cash balances. This compares to net interest income of $3.5 million in the six months ended December 31, 1997, which was comprised of $4.7 million of interest income, net of $1.2 million of interest expense.

OTHER INCOME AND EXPENSE

Net other income was $4.3 million for the six months ended December 31, 1998, and primarily consisted of $3.5 million of foreign exchange transaction gains. This compares to net other income of $6.6 million in the six months ended December 31, 1997, which primarily consisted of a $6.5 million gain realized on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

INCOME TAXES

The provision for income taxes in the six months ended December 31, 1998 was $14.2 million, including non-cash tax expense of $9.2 million. The cash portion of tax expense is attributable to taxes on income of foreign subsidiaries which do not have available net operating loss carryforwards. The provision for income taxes in the six months ended December 31, 1997 was $13.4 million, including $7.8 million of cash expense.

The Company has a net Deferred tax asset balance at December 31, 1998 of $25.3 million, of which $18.7 million is included in Current assets and $6.6 million is included in Other assets, and relates to the expected utilization of tax net operating loss carryforwards which existed at September 30, 1993, reducing reorganization value in excess of identifiable intangible assets. During the six months ended December 31, 1998 and 1997, $8.3 million and $6.5 million, respectively, of deferred tax asset was realized. Although realization is not assured, management believes that the net deferred tax asset will be realized through the generation of future taxable income as well as the implementation of tax planning strategies. The estimate of future taxable income relates to the Company's operations outside the United States which have, in the past, consistently generated a level of taxable income similar to the amounts of future taxable income necessary to realize the net deferred tax asset. In addition, the Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. A deferred tax asset was not established in connection with the acquisition of the Olsy net operating losses as utilization of these tax loss carryforwards could not be assured.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

For the fiscal year ended June 30, 1998, the Company reported revenues of $1,887.0 million, a 48.8% increase compared to revenues of $1,268.4 million for the prior year. Substantially all of the increase in consolidated revenues is attributable to the acquisitions of Olsy and I-NET, which was partially offset by the decline in traditional revenues.

The operating loss for the year ended June 30, 1998 was $243.2 million, including nonrecurring charges of $266.3 million recorded by the Company during the year. The operating loss for the year ended June 30, 1997 was $22.8 million and includes $79.9 million of nonrecurring charges recorded by the Company. The costs for the year ended June 30, 1998 include $158.8 million related to reductions in the carrying value of certain intangible assets which were determined to be impaired, $18.1 million related to charges for in-process research and development, $43.9 million of Wang acquisition-related and restructuring costs, $10.3 million for advertising related to the Olsy acquisition, $2.3 million for transition costs related to integrating Olsy into the existing Wang structure, and $32.9 million of other operating charges. The $266.3 million is included in the operating results of the four

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

geographic segments in which the Company operates and in Corporate as follows:
$181.6 million in the United States, $3.4 million in Other Americas, $23.2 million in Europe/Africa/Middle East, $7.5 million in Asia/Pacific and $50.6 million in Corporate.

Excluding the nonrecurring operating charges of $266.3 million and $79.9 million for the years ended June 30, 1998 and 1997, respectively, operating income was $23.1 million and $57.1 million, respectively. The decline in operating profit in fiscal 1998 is primarily attributable to the previously anticipated decline in higher margin traditional VS and GCOS and service revenues, the increase in lower margin desktop and management services revenues resulting from the acquisition of I-NET and the inclusion of Olsy's lower margin structure. The Company anticipates that this shift in revenue mix will continue and proprietary revenues will continue to decline, both absolutely and as a percentage of total revenues.

EBITDA from continuing operations for the year ended June 30, 1998 was $159.5 million and is calculated by adjusting the loss from operations of $243.2 million for nonrecurring charges of $266.3 million, depreciation and amortization expenses not included in the nonrecurring charges of $74.0 million and $55.0 million, respectively, and other income of $7.4 million not reflected in the nonrecurring charges. For the year ended June 30, 1998, cash used in operating and investing activities was $10.1 million and $65.0 million, respectively, and cash provided by financing activities was $59.5 million.

EBITDA from continuing operations for the year ended June 30, 1997 was $159.7 million and is calculated by adjusting the loss from operations of $22.8 million for nonrecurring charges of $79.9 million, depreciation and amortization expenses not included in the nonrecurring charges of $63.4 million and $35.4 million, respectively, and other income of $3.8 million not reflected in the nonrecurring charges. For the year ended June 30, 1997, cash provided by operations was $287.9 million, and cash used in investing and financing activities was $214.9 million and $4.0 million, respectively.

EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies.

REVENUES

Services revenues increased by 31.7%, to $1,269.5 million, compared to $963.9 million in the prior year. The increase in services revenues was primarily attributable to the acquisition of Olsy. Networked technology services revenues increased by 44.3%, or $313.9 million, to $1,022.1 million, compared to $708.2 million in the prior year. Networked technology services revenues for the years ended June 30, 1998 and 1997 included approximately $11 million and $14 million, respectively, of revenues derived from the sale of certain intellectual property. Traditional services revenues decreased by 3.3%, to $247.4 million compared to $255.7 million in the prior year.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

A third, new classification of revenues, called `standard products', was added to capture separately the commodity client/server products that are sold without accompanying services. Had this change not been reflected in the quarter ended June 30, 1998, reported networked technology products and traditional products would have been $92.8 million and $31.2 million higher, respectively, for the year.

Product revenues more than doubled, to $617.5 million in the year ended June 30, 1998, compared to $304.5 million in the prior year. Networked technology product revenues increased by 27.1%, or $63.5 million, to $297.5 million. Traditional product revenues increased by $125.5 million, to $196.0 million, compared to $70.5 million in the prior year. Standard product revenues, defined as commodity client/server products that are sold without accompanying services, were $124.0 million.

GROSS MARGIN

Services gross margin decreased to 21.4% compared to 23.8% in the prior year. Margins were negatively affected by the increase in lower-margin maintenance revenues on multi-vendor services and the decline in higher-margin revenues from traditional maintenance contracts.

Product gross margin was 19.6%, compared to 25.6% in the prior year. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, and the inclusion of lower-margin standard product sales from Olsy.

RESEARCH AND DEVELOPMENT

Research and development costs were $8.7 million, compared to $3.7 million in the prior year, representing 0.5% and 0.3% of revenues in fiscal 1998 and 1997, respectively. Research and development costs include amounts spent by Olsy since the acquisition and development by OliRicera (a minority investee company) under contract with Wang Global. The Company's research and development spending is primarily related to development of software technology for the banking industry in the current year and to continuing support for its traditional VS products and specialized client/server products sold to the U.S. government for both years.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $113.1 million, or 46.5%, to $356.3 million including $37.8 million of nonrecurring and other operating charges, in the year ended June 30, 1998. This compares to $243.2 million, including $23.1 million of nonrecurring and other operating charges, in the prior fiscal year. During fiscal years 1998 and 1997, selling, general and administrative expenses including nonrecurring charges were 18.9% and 19.2% of revenues, respectively.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Nonrecurring and other operating charges of $37.8 million recorded in Selling, general and administrative expenses in fiscal 1998 included $10.3 million for advertising, branding and positioning initiatives to launch the new combined company, $1.7 million of transition costs related to integrating Olsy into the existing Wang structure, $14.5 million related to reductions in the carrying value of certain assets and $11.3 million for other operating costs. Nonrecurring and other operating charges of $23.1 million recorded in fiscal 1997 included $13.3 million which resulted from the sale of the software business, $8.3 million related to reductions in the carrying value of certain assets and $1.5 million for other costs.

AMORTIZATION

Amortization of acquired intangible assets totaled $208.7 million in the year ended June 30, 1998, including $22.8 million for intangible assets established as part of the Olsy acquisition, representing approximately three and one half months since date of acquisition, and $158.8 million for the writedown of intangible assets established in connection with prior business acquisitions which were determined to be impaired and not recoverable through the anticipated cash flows of the related businesses. The impairment charge amounts were $130.7 million relating to the goodwill attributable to the I-NET commercial outsourcing business, $26.3 million attributable to the Bull installed contracts and assembled workforce, and $1.8 million attributable to the assembled workforce at BISS. The impairment charge on the goodwill attributable to the I-NET commercial outsourcing business was the result of significantly lower than expected revenues and margin growth in the post-acquisition period, which is currently expected to grow at a rate insufficient to recover the carrying value of the related goodwill. The impairment charge attributable to the installed contracts and assembled workforce is the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from mainframe systems to networked technology. The impairment charge attributable to the assembled workforce acquired in the BISS transaction was the result of faster than expected attrition of the acquired workforce. Impairment of these assets was determined to exist because the estimate of undiscounted cash flows of the revenues streams to which each asset relates, net of the carrying amount of tangible net assets, was less than the carrying amount of the intangible asset. The undiscounted future cash flows are calculated based upon historical results, current projections and internal earnings targets, net of applicable income taxes, for each revenue stream. The impairment is then measured using a discount rate equal to the Company's estimated cost of capital. Amortization of fresh-start and acquired intangible assets in the year ended June 30, 1997 was $47.0 million, of which $12.0 million relates to the implementation of fresh-start reporting, $20.6 million relates to assets established in connection with business acquisitions and $14.4 million is for the writedown of acquired intangible assets determined to be impaired.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

ACQUISITION-RELATED, RESTRUCTURING AND REORGANIZATION-RELATED CHARGES

Acquisition-related charges of $52.6 million in the year ended June 30, 1998 include $18.1 million for IPR&D related to Olsy and $34.5 million for integration charges which reflect the costs associated with combining the operations of Wang and Olsy. Acquisition-related charges of $35.0 million in the year ended June 30, 1997 primarily reflect the costs associated with combining the operations of the Company and I-NET and other business consolidation activities.

Restructuring charges of $9.4 million in the year ended June 30, 1998 primarily reflect the costs associated with workforce reductions relative to the Company's declining traditional VS revenue stream. Periodically, the accruals related to reorganization and restructuring initiatives are reviewed and compared to their respective requirements. As a result of those reviews, accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. Review of these accruals in fiscal 1998 determined that no adjustments were required. Review of these accruals in fiscal 1997 determined that no adjustments were required to restructuring; however, additional reorganization-related requirements of $1.3 million were incurred and charged to expense. This adjustment is reported in Chapter 11-related charges (credits) in the Consolidated Statements of Operations.

INTEREST INCOME AND EXPENSE

Net interest expense of $2.4 million in the year ended June 30, 1998 is primarily comprised of $10.4 million of interest expense, including $7.2 million related to the Company's $500.0 million Revolving Credit Facility with Bankers Trust Company ("BTC"), net of $8.0 million of interest income. This compares to net interest expense of $3.9 million in the prior year, comprised of $10.9 million of interest expense which is principally the result of amounts outstanding under the previous $225.0 million Revolving Credit Facility and on the note issued to the selling stockholders of I-NET, net of $7.0 million of interest income.

OTHER INCOME AND EXPENSE

Net other income of $8.1 million was reported in the year ended June 30, 1998, and primarily consisted of a $6.5 million gain realized in the first quarter of the fiscal year on the sale of certain land and facilities owned by the Company in Billerica, Massachusetts, compared to net other income of $4.4 million in the prior fiscal year.

INCOME TAXES

The provision for income taxes in the year ended June 30, 1998 was $13.4 million, including $9.7 million of non-cash expense. The cash portion of tax expense is attributable to taxes on income of foreign subsidiaries which do not have available net operating loss carryforwards. The benefit for income taxes in the prior fiscal year was $15.6 million, and relates to the utilization of certain foreign net operating loss carryforwards incurred subsequent to the Company's emergence from Chapter 11.

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

Total EBITDA was $289.5 million for the year ended June 30, 1997, compared to $138.0 million in the prior year. EBITDA from continuing operations for the year ending June 30, 1997 is calculated by adjusting the loss from operations of $22.8 million for nonrecurring charges of $79.9 million, depreciation and amortization expenses not included in the nonrecurring charges of $63.4 million and $35.4 million, respectively, and other income of $3.8 million not reflected in the nonrecurring charges. For the year ended June 30, 1997, cash provided by operations was $287.9 million, and cash used in investing and financing activities was $264.9 million and $4.0 million, respectively.

EBITDA from continuing operations for the year ending June 30, 1996 is calculated by adjusting operating income of $86.3 million for depreciation expense of $45.9 million, amortization expense of $44.7 million, Chapter 11-related credits net of restructuring charges of $1.1 million, and other income of $8.0 million. For the year ended June 30, 1996, cash provided by operations and financing activities was $36.5 million and $55.3 million, respectively, and cash used in investing activities was $98.5 million. EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

The decline in revenues from traditional sources (i.e., sales and service of proprietary VS and GCOS products) was $103.3 million, or 24.1%, compared to the prior year.

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

LIQUIDITY AND SOURCES OF CAPITAL

Cash and equivalents were $301.3 million at December 31, 1998, an increase of $76.3 million from June 30, 1998.

Cash provided by operations during the six months ended December 31, 1998 was $68.3 million, including $1.2 million used for costs associated with prior discontinued operations, primarily attributable to operating results and working capital management. Days Sales Outstanding ("DSO") for accounts receivable was 59 days at December 31, 1998, compared to 82 days at December 31, 1997. The decrease in DSO is the result of unusually strong cash collections in the December 1998 quarter, particularly in the United States, which offset the higher DSO associated with foreign accounts receivable. The Company expects that due to the significant increase in the foreign composition of the Company's receivables, the DSO as of December 31, 1998, may not be representative of the normal DSO levels for the combined company going forward.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Cash used in investing activities during the six months ended December 31, 1998 was $109.4 million, and includes $83.2 million used for capital additions, including $38.0 million for nonconsumable spares and $6.9 million for the completion of the Company's new corporate headquarters located in Billerica, Massachusetts.

Cash provided by financing activities was $112.0 million during the six months ended December 31, 1998, and was comprised of $122.9 million of net borrowings under the Company's revolving credit facility, plus proceeds of $2.6 million from employee stock plans, less cash dividends on preferred stock of $6.6 million and $6.9 million of net repayments of other long-term borrowings.

In connection with the acquisition of Olsy, the Company entered into a multi-currency, revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions on March 13, 1998. The five-year facility provides borrowings up to $500.0 million, including up to $200.0 million for letters of credit. At December 31, 1998, $244.8 million of the line was in use, including $7.8 million for letters of credit. On January 8, 1999, the Company entered into short-term interest rate swaps for a notional amount of $150 million at an effective fixed rate approximating 6.0% in order to assist in the management of interest rate exposure.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company has previously estimated that it would spend approximately $380 million subsequent to its acquisition of Olsy through the year 2000 in connection with integration and rightsizing initiatives of the combined company. To date, $332.6 million has been recognized for these and certain other activities, of which $133.6 million has been charged to operations and $199.0 million recorded as an adjustment to the purchase price related to Olsy. The $332.6 million includes approximately $180 million related to organizational redundancies, $47 million related to facilities and $106 million related to systems and other costs. The Company expects that additional charges are likely in the March 1999 and subsequent quarters. Of the $332.6 million recognized to date, it is expected that remaining cash requirements of $142 million will be expended as follows: $120 million in 1999 and $22 million in 2000. The Company estimates that the $380 million will be recovered through cost savings through calendar year 2000.

On November 3, 1998, the Company announced that its board of directors had authorized the use of up to $50 million for repurchase of its common stock or publicly traded warrants via open market purchases. None had been expended as of February 28, 1999. The Company is also authorized to enter into hedging transactions designed to reduce the potential dilutive impact of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants. If the Company's shareholders do not approve the issuance of the 1.5 million shares of the Company's common stock to Olivetti as part of the consideration for Olsy by June 30, 1999,the Company will be required to

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

settle the outstanding obligation in cash. The amount will be based on the average trading price of the common stock of the Company during the 10 days prior to that date.

With regard to in-process research and development, the Company expects to spend approximately $3 million in 1999 to attain technological feasibility on projects that were in process at the date of acquisition in Europe and the United States.

The Company believes that existing cash balances, cash generated from operations, and its unused, committed lines of credit will provide sufficient liquidity to meet the Company's operational cash requirements, the integration and restructuring initiatives previously discussed, and for pursuing additional potential investments. As part of its business development strategy, the Company explores acquisitions and strategic relationships with other businesses on an on-going basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or could involve the issuance of debt or equity securities of the Company. While the Company believes it has sufficient access to capital, there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

YEAR 2000

OVERVIEW. Ensuring that the Company's business and service delivery processes are not disrupted by Year 2000 ("Y2K") related problems is a top priority. The Company is taking necessary steps to ensure that the products and services of its suppliers and sub-contractors upon whom the Company relies will not be adversely affected by millennium problems.

Prior to the acquisition of Olsy in March 1998, the Company was in the process of replacing many of the systems used to operate its business. Olsy was involved in a similar venture to achieve Y2K compliance for its systems. Although Y2K compliance is a key consideration, the driving force behind the introduction of new systems has been the need to consolidate multiple service management and delivery systems into a new generation of systems that allow the Company to operate as a larger enterprise in the service environment.

Wang's IT strategy has been to select and implement Y2K compliant solutions to replace the majority of legacy systems currently in use in the Company. The rollout of these systems is well underway and should be completed in the third quarter of 1999. For functions where replacement systems cannot be deployed before the third quarter of 1999, the Company is upgrading existing legacy based systems to be Y2K compliant. This strategy will allow Wang to continue its program of development, while minimizing risk through continued use of its existing systems during the transition.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPLEMENTATION. In describing the detailed plans for implementing compliance of the Company's major Management Information Systems, support systems can be divided into two general categories:

o Infrastructure, including network and mail servers and network and desktop systems; and

o Business Application Systems, including Service Support Systems and Enterprise, Resource & Planning (ERP) Systems.

Infrastructure. Wang operates more than 20,000 personal computers and 400 NT servers. Since 1996, the Company has been implementing a common operating environment that is Y2K compliant. Desktop systems are being migrated to Windows 95, NT and 98 with Microsoft Office, Explorer and Outlook applications. Servers are being migrated to compliant releases of Windows NT. The underlying infrastructure is implemented on routers which have been certified as Y2K compliant from the Company's strategic partner, CISCO. The Company plans to complete this project in the first half of 1999, at a cost of $11 million for infrastructure and $9 million to bring Olsy up to Wang's common operating environment.

Business Applications. Business applications fall into two categories: corporate (addressing common global business practices) and local (reflecting unique geographic, business and operating needs). The comments below relate to the corporate or common systems assessment.

      1. SERVICE DELIVERY SYSTEMS. The Company is consolidating eight service delivery systems in the Americas into a single service delivery system model ("SDSM") that has been certified as Y2K compliant. SDSM refers to a combination of "best of breed" solutions blended with Internet and EDI technology to support its service delivery. The Company plans to implement its SDSM in North America in 1999. In Europe there is a consolidation around the three Olsy legacy service delivery systems (already Y2K compliant). Between 1999 and 2001, Wang will migrate from these systems to the compliant SDSM. The process and timing in the Asia Pacific area is the same as in Europe.

            A contingency plan, based on using Y2K compliant legacy systems, exists and addresses unforeseen delays in rolling out the SDSM. A major component of its contingency plan involves enhancing certain legacy service delivery systems in order to allow them to operate past 2000. This will allow the International operations to deploy the SDSM at a pace and sequence that accommodates the intensive management attention required to integrate Wang and Olsy while serving to mitigate the risk associated with any SDSM implementation delay.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

      2. ENTERPRISE RESOURCE PLANNING SYSTEMS. Wang has chosen SAP R/3 as its strategic ERP solution, and has already installed the software in many of its subsidiaries. In 1998, the Company implemented SAP R/3 as a replacement for the Olsy subsidiary legacy systems in the United States and the U.K. During 1999, the Company plans to roll out the SAP systems to the nineteen remaining countries, replacing all the Olsy legacy ERP systems. SAP has certified SAP R/3 as Y2K compliant. Twenty-three small countries will migrate to a corporate small-scale system (Solomon IV) that provides an interim step towards future SAP migration, when those operations reach sufficient size to justify the SAP investment. Solomon Software has certified Solomon IV as Y2K compliant. The Company is updating all legacy and local applications to minimize the risk of any delay in the deployment plan of SAP and Solomon. This update is expected to be completed in the second quarter of calendar year 1999.

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

      Customer Compliance Failure Impact: The Company relies on its customers to be Y2K compliant and to rectify any internal compliance problems. In the event such customers fail to become compliant they likely would be forced to move to manual processes to work around the issues. Although it is unlikely that Wang would lose such contracts, it is likely that the Company's service delivery costs would increase, and as a result, gross margin would erode.

      Supplier Compliance Failure Impact: Wang relies on key information technology suppliers (Microsoft, Dell, Hewlett-Packard, SAP, Siemens Nixdorf, EMC, Northern Telecomm and Cisco) to implement the Company's Y2K strategy. While Wang is performing some level of independent testing, the Company expects its suppliers to extensively test all affected products. If these suppliers' products prove not to be compliant, then Wang's service delivery and internal operations would be impacted as described herein.

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

The Company is committed to assisting its customers in managing the compliance of their IT systems purchased from, or serviced by, the Company in order to meet the Year 2000 challenge. The compliance of products and services supplied by the Company has been given the highest priority.

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

MULTI-VENDOR MAINTENANCE SERVICES. The Company provides maintenance services for customers around the world who are using hundreds of different hardware and software products made by dozens of companies. Although the Company will assist its maintenance customers in addressing their Year 2000 related problems, the Company does not intend to provide hardware maintenance or software support for products that will not be Year 2000 complaint or will not be supported by the manufacturer beyond the Year 2000. Through its field service engineering work force and its professional services teams, Wang will help customers analyze the impact of the Year 2000 on its systems. Such services will be available on a project basis at current commercial rates and terms.

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

All Year 2000 statements contained herein or in any of the Company's prior public filings or announcements are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RISKS AND UNCERTAINTIES

Certain statements in this Annual Report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. The Company or its representatives may also make forward looking statements in other written reports filed with the Securities and Exchange Commission ("SEC"), in materials delivered to stockholders, in press releases and in oral statements to security analysts, investors and others. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate, the impact of Year 2000 issues and operating and capital requirements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the SEC and in materials incorporated therein by reference.

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

Currently, a significant portion of the Company's revenues and gross margins are attributable to the servicing, upgrading and enhancement of its installed base of VS and other traditional systems and the resale of certain hardware products, including banking peripherals. The Company expects revenues from traditional sources, including the acquired Bull traditional product and service revenue streams, to decline at a rate exceeding 25% per year on a constant currency basis, but that rate may accelerate as the Company's customers make systems decisions regarding Year 2000 compliance. Additionally, from one period to the next, the decline rate could be highly variable. As the Company's traditional revenues decline, the loss of individual customers will have an increasingly significant effect on the rate of decline for any particular measurement period. The Company's continued growth is predicated on the business strategy described above (including the acquisition of new customer service and network integration businesses) more than offsetting the decline in revenues and gross margins from traditional sources. There can be no assurance that delays or difficulties in the implementation of the Company's strategy, or a higher than anticipated decline in revenues and gross margins from traditional sources will not adversely impact the Company's results of operations or the market value of its securities.

      RISKS OF NEWLY ACQUIRED BUSINESSES. In March and April 1998, the Company completed its acquisition of the wholly-owned IT solutions and services business of Olivetti Solutions ("Olsy") from the Olivetti Corporation. The transaction more than doubled the annualized revenue and number of employees of the Company. The Company confronts a number of risks as it operates the Olsy business and integrates it with the Company's existing business. As with any significant acquisition or merger, the Company confronts challenges in retaining employees, customer relationships, synchronizing service delivery systems and business processes, integrating logistics, marketing, and product offerings to achieve greater efficiencies and managing unforeseen liabilities. Moreover, the Company may be unable to implement all anticipated cost savings in the Olsy business. Finally, there can be no assurance that the acquisition of Olsy or any of the Company's other acquisitions or strategic alliances will result in long-term benefits to the Company, or that the Company and its management will be able to effectively assimilate and manage the business of such acquired companies. The Company continues to evaluate such opportunities regularly, and one or more other transactions could occur at any time.

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

      IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with FAS 121, the Company periodically evaluates the carrying value of long-lived assets such as goodwill and other intangible assets resulting from business combinations accounted for as purchases, in relation to the operating performance and future undiscounted cash flows, net of taxes, of the underlying business. Significant changes in future operating and business conditions could result in impairment and material writedowns in the future, if estimated undiscounted cash flows are projected to be insufficient to recover the carrying value of the related long-lived assets.

      DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management personnel and technical employees. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. In particular, the Company's new relationships with Microsoft and Dell contemplate that the Company will train a significant number of qualified Microsoft- and CISCO-certified personnel. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, training, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire, train or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

      COMPETITION. The information technology ("IT") services and solutions industry, including the network and desktop services markets, is intensely competitive and undergoing continual change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller IT services businesses and solution providers that have been able to develop strong local or regional customer bases. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

those of the Company. The Company may have difficulty implementing the leading edge technology required to service its customers. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services and solutions.

      YEAR 2000 LIABILITY. The Company supplies computer systems to large organizations in the commercial and government markets, which include federal, state and local customers. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 (caused by a data structure problem that will prevent software from properly recognizing dates after the year 1999), could result in claims against the Company. Although the Company maintains computer software and services errors and omissions insurance, a claim successfully brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an increasing number of the Company's installed base of VS and other traditional proprietary systems could choose to convert to other calendar year 2000 compliant systems in order to avoid such malfunctions. An increasing rate of conversion would accelerate the decline of revenue associated with such proprietary systems, and could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company operates internal legacy systems and applications that contain year 2000 limitations. Initiatives are underway to replace existing systems and address existing year 2000 limitations. There can be no assurance that the conversion will be completed in a timely manner.

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

      DEPENDENCE ON GOVERNMENT REVENUE. In the six months ended December 31, 1998, the Company derived approximately 11% of its revenues from branches or agencies of the United States government. Sales to the United States government and its agencies comprised approximately 20% and 30% of revenues in the years ended June 30, 1998 and 1997, respectively. The Company derived significant additional revenues from agencies of various foreign governments. A significant portion of the revenue from the acquired Olsy operations is attributable to the sale of products and services to governments of other countries and their instrumentalities and agencies. For example, sales to the Italian government and its agencies were approximately 9% of revenues in the six months ended December 31, 1998. A significant portion of the Company's U.S. and non-U.S. government revenues is derived from orders under government contract or subcontract awards, which involves the risk that the failure to obtain or renew an award due to the change in ownership or other factors, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of government agencies to unilaterally terminate the contract.

      INTERNATIONAL OPERATIONS. International revenues in recent years have accounted for a substantial portion of the Company's total revenues. As a result of the acquisition of Olsy, more than fifty percent of the Company's revenue from affiliates operating outside of the United States. The Company's international entities are subject to all of the risks normally associated with international operations, including changes in regulatory compliance requirements, compliance costs associated with International Standards Organization (ISO) 9000 quality control standards, special standards requirements, exposure to currency fluctuations, exchange controls, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences and country-specific product requirements. The introduction of the Euro may result in changes to business practices throughout Europe affecting pricing, systems and competition. While the Company attempts to reduce its currency exposure, there can be no assurance that it will not experience losses due to international currency fluctuations. The Company's results of operations could also be affected by economic conditions and changes in foreign countries and by macro-economic changes, including recession and inflation. For example, weakness in some Asian economies may have an adverse impact on the Company's business. In addition, effective intellectual property

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

protection may not be available in every foreign country in which the Company distributes its own and other products and the loss of such protection could have a material adverse effect on the business of the Company.

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

      SUPERIOR RIGHTS OF PREFERRED STOCK. The Board of Directors of the Company is authorized under the Company's Certificate of Incorporation, without stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"), in one or more series. Of the 5,000,000 authorized shares of Preferred Stock, 90,000 shares have been designated as 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), all of which shares have been issued, and 143,750 shares have been designated as 6 1/2% Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), all of which shares have been issued, and 100,000 shares of Series C Junior Participating Preferred Stock, now of which have been issued. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any other series of Preferred Stock that the Company may designate and issue in the future. In particular, before any payment or distribution is made to holders of Common Stock upon the liquidation, dissolution or winding-up of the Company, holders of both the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share, plus accrued and unpaid dividends. The holders of the Series A Preferred Stock and the Series B Preferred Stock also have various rights, preferences and privileges with respect to dividends, redemption, voting, conversion and registration under the Securities Act.

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

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the March 1999 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. In January 1999, the Company changed its current policies, and commenced using interest rate derivative instruments to manage exposure to interest rate changes. Accordingly, the Company does not anticipate significant interest rate exposure in 1999.

      AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make other acquisitions and otherwise implement its strategy. The Company entered into a $500.0 million secured credit facility in conjunction with the completion of the transaction with Olivetti. While the Company believes that the facility provides sufficient capital availability for the foreseeable future there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

      ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and By-laws and the Delaware General Corporation Law contain certain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests. In addition, the Company has a shareholder rights plan which is intended to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders which could have the same effect as the provisions referred to above.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company expects to adopt the new Statement effective January 1, 2000 and has not yet determined its impact.

WANG LABORATORIES, INC. AND SUBSIDIARIES

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

Based on exposures on certain intercompany and third party transactions denominated in foreign currency which are anticipated in the March 1999 quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected cash flows. This analysis is dependent on actual transactions denominated in foreign currency exposures not being materially different from anticipated exposures. The effect of the hypothetical change in exchange rates does not take into account the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or other currencies. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its revolving credit borrowings. In January 1999, the Company changed its current policies, and commenced using interest rate derivative instruments to manage exposure to interest rate changes. Accordingly, the Company does not anticipate significant interest rate exposure in 1999.

                                                                       EXHIBIT C

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wang Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Wang Laboratories, Inc. and subsidiaries (the "Company") as of December 31, 1998, June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1998 and for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wang Laboratories, Inc. and subsidiaries at December 31, 1998, June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1998 and for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                /s/ Ernst & Young LLP


Boston, Massachusetts
March 22, 1999

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                            Six Months
                                               Ended             Year Ended June 30,
                                           December 31,   -----------------------------------
                                               1998          1998        1997         1996
                                           ------------
Revenues
   Services                                  $ 1,054.3    $ 1,269.5    $   963.9    $   699.0
   Products                                      763.7        617.5        304.5        314.9
                                             ---------    ---------    ---------    ---------
                                               1,818.0      1,887.0      1,268.4      1,013.9
                                             ---------    ---------    ---------    ---------
Costs and expenses
   Cost of services                              839.0        998.0        734.4        480.7
   Cost of products                              614.8        496.5        226.6        216.5
   Research and development                        5.4          8.7          3.7          5.0
   Selling, general and administrative           297.3        356.3        243.2        192.0
   Amortization of intangibles -
      acquisition and fresh-start                 44.3        208.7         47.0         34.5
   Acquisition-related charges                    35.1         52.6         35.0           --
   Chapter 11-related charges (credits)             --           --          1.3         (3.3)
   Other restructuring charges                      --          9.4           --          2.2
                                             ---------    ---------    ---------    ---------
      Total costs and expenses                 1,835.9      2,130.2      1,291.2        927.6
                                             ---------    ---------    ---------    ---------

Operating income (loss)                          (17.9)      (243.2)       (22.8)        86.3
                                             ---------    ---------    ---------    ---------

Other income (expense)
   Interest income (expense), net                 (9.9)        (2.4)        (3.9)         3.9
   Other income, net                               4.3          8.1          4.4          4.7
                                             ---------    ---------    ---------    ---------
      Total other income (expense)                (5.6)         5.7          0.5          8.6
                                             ---------    ---------    ---------    ---------

Income (loss) from continuing operations
   before income taxes and minority
   interests                                     (23.5)      (237.5)       (22.3)        94.9
Provision (benefit) for income taxes              14.2         13.4        (15.6)        31.4
                                             ---------    ---------    ---------    ---------

Income (loss) from continuing operations
   before minority interests                     (37.7)      (250.9)        (6.7)        63.5
Minority interests in earnings of
   consolidated subsidiaries                      (2.1)        (0.7)          --           --
                                             ---------    ---------    ---------    ---------
Income (loss) from continuing operations         (39.8)      (251.6)        (6.7)        63.5
Income (loss) from discontinued
   operations, net of taxes                         --           --         76.6        (69.0)
                                             ---------    ---------    ---------    ---------

Net income (loss)                                (39.8)      (251.6)        69.9         (5.5)

Dividends and accretion on preferred stock        (7.0)       (14.1)       (14.1)       (22.6)
                                             ---------    ---------    ---------    ---------

Net income (loss) applicable to common
   stockholders                              $   (46.8)   $  (265.7)   $    55.8    $   (28.1)
                                             =========    =========    =========    =========

Per share amounts
  Basic
   Continuing operations                     $   (1.01)   $   (6.54)   $   (0.56)   $    1.13
   Discontinued operations                          --           --         2.06        (1.91)
                                             ---------    ---------    ---------    ---------
      Net income (loss)                      $   (1.01)   $   (6.54)   $    1.50    $   (0.78)
                                             =========    =========    =========    =========
  Diluted
   Continuing operations                     $   (1.01)   $   (6.54)   $   (0.56)   $    1.07
   Discontinued operations                          --           --         2.06        (1.81)
                                             ---------    ---------    ---------    ---------
      Net income (loss)                      $   (1.01)   $   (6.54)   $    1.50    $   (0.74)
                                             =========    =========    =========    =========

Shares used to compute per share amounts
  Basic                                           46.2         40.6         37.2         36.0
  Diluted                                         46.2         40.6         37.2         38.0

               See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    December 31,  June 30,   June 30,
(Dollars in millions)                                   1998        1998       1997
                                                      --------------------------------
Assets
Current assets
   Cash and equivalents                               $  301.3    $  225.0    $  242.2
   Accounts receivable, net                              881.7       838.7       244.3
   Inventories, net                                      168.5       168.3        14.5
   Other current assets                                  156.8       202.7        53.6
                                                      --------    --------    --------
      Total current assets                             1,508.3     1,434.7       554.6

Depreciable assets, net                                  236.0       214.1       123.0
Intangible assets, net                                   502.0       508.9       311.6
Other assets                                             123.5        91.7        45.6
                                                      --------    --------    --------

   Total assets                                       $2,369.8    $2,249.4    $1,034.8
                                                      ========    ========    ========

Liabilities and stockholders' equity
Current liabilities
   Debt due within one year                           $   34.9    $   26.3    $   63.3
   Accounts payable                                      538.1       451.5        64.4
   Accrued expenses and other current
      liabilities                                        661.0       742.2       231.3
   Deferred service revenue                              173.7       164.6        69.5
                                                      --------    --------    --------
      Total current liabilities                        1,407.7     1,384.6       428.5
                                                      --------    --------    --------

Long-term liabilities
   Debt                                                  250.7       116.9          --
   Other long-term liabilities                           266.0       272.6        98.0
                                                      --------    --------    --------
      Total long-term liabilities                        516.7       389.5        98.0
                                                      --------    --------    --------

Commitments and contingencies (See Notes)

Minority interests                                        10.7         6.6          --
                                                      --------    --------    --------

Series A preferred stock                                  86.5        86.2        85.5
                                                      --------    --------    --------

Stockholders' equity
   Series B preferred stock, $0.01 par
      value, 143,750 shares authorized and
      outstanding, liquidation preference of
      $143.8 million                                     138.3       138.3       138.3
   Common stock, $0.01 par value,
      100,000,000 shares authorized; 46,334,047,
      46,150,302, and 38,008,004 shares outstanding
      at December 31, 1998, June 30, 1998 and
      June 30, 1997, respectively                          0.5         0.5         0.4
   Capital in excess of par value                        522.5       525.1       291.4
   Accumulated other comprehensive income (loss)         (11.0)      (19.1)       (3.7)
   Accumulated deficit                                  (302.1)     (262.3)       (3.6)
                                                      --------    --------    --------
      Total stockholders' equity                         348.2       382.5       422.8
                                                      --------    --------    --------

      Total liabilities and stockholders'
         equity                                       $2,369.8    $2,249.4    $1,034.8
                                                      ========    ========    ========

               See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

                                                         Six Months          Year Ended June 30,
                                                           Ended         ---------------------------
                                                     December 31, 1998     1998      1997      1996
                                                     -----------------
OPERATING ACTIVITIES
   Income (loss) from continuing operations                $ (39.8)      $(251.6)  $  (6.7)  $  63.5
   Depreciation                                               53.4          74.0      67.6      45.9
   Amortization                                               46.6         215.4      49.8      44.7
   Gain on asset sales                                          --          (8.7)     (2.9)     (2.3)
   Non-cash provision (benefit) for income taxes               9.2           9.7     (22.8)     30.7
   Non-cash compensation expense                                --            --       5.6        --
   Acquisition-related charges                                35.1          52.6      35.0        --
   Chapter 11-related charges (credits)                         --            --       1.3      (3.3)
   Other restructuring charges (credits)                        --           9.4        --       2.2
   Payments for acquisition-related and
     other restructuring charges                             (76.7)        (59.6)    (30.1)    (44.5)
                                                           -------       -------   -------   -------
                                                              27.8          41.2      96.8     136.9
                                                           -------       -------   -------   -------
Changes in other accounts affecting operations
   Accounts receivable                                         7.1         (19.1)      6.4      10.8
   Inventories                                                (9.5)         21.5       6.6       7.1
   Other current assets                                      (12.8)         22.4       3.7       3.6
   Accounts payable and other current liabilities             68.7         (63.5)    (43.1)    (48.1)
   Other                                                     (11.8)         (3.2)      4.1       3.0
                                                           -------       -------   -------   -------
   Net changes in other accounts
      affecting operations                                    41.7         (41.9)    (22.3)    (23.6)
                                                           -------       -------   -------   -------
                                                              69.5          (0.7)     74.5     113.3

   Proceeds from sale of discontinued operation, net            --            --     249.2        --
   Cash used in discontinued operations                       (1.2)         (9.4)    (35.8)    (76.8)
                                                           -------       -------   -------   -------
       Cash provided by (used in) operations                  68.3         (10.1)    287.9      36.5
                                                           -------       -------   -------   -------

INVESTING ACTIVITIES
   Investment in depreciable assets                          (83.2)        (91.1)    (55.0)    (43.4)
   Investment in capitalized software                         (1.4)           --        --      (0.4)
   Proceeds from asset sales                                    --          25.6      10.4       5.0
   Business acquisitions, net of cash acquired               (23.1)          8.4    (170.1)    (49.8)
   Other                                                      (1.7)         (7.9)     (0.2)     (9.9)
                                                           -------       -------   -------   -------
       Cash used in investing activities                    (109.4)        (65.0)   (214.9)    (98.5)
                                                           -------       -------   -------   -------

FINANCING ACTIVITIES
   Net borrowings under
     line-of-credit agreement                                122.9         110.6        --        --
   Net increase (decrease) in other
     long-term borrowings                                     (6.9)          0.8      (0.1)     (3.7)
   Net increase (decrease) in
     short-term borrowings                                      --         (48.6)     (0.3)     (2.5)
   Proceeds from sale of preferred stock                        --            --        --     138.3
   Retirement of preferred stock                                --            --        --     (72.9)
   Proceeds from sale of common stock                          2.6          11.9       9.7       5.2
   Dividends paid on preferred stock                          (6.6)        (13.4)    (13.4)     (8.3)
   Other                                                        --          (1.8)      0.1      (0.8)
                                                           -------       -------   -------   -------
   Cash provided by (used in) financing activities           112.0          59.5      (4.0)     55.3
                                                           -------       -------   -------   -------

Effect of changes in foreign exchange rates on cash            5.5          (1.6)     (2.1)     (0.4)
                                                           -------       -------   -------   -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   76.4         (17.2)     66.9      (7.1)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    225.0         242.2     175.3     182.4
                                                           -------       -------   -------   -------

CASH AND EQUIVALENTS AT END OF YEAR                        $ 301.4       $ 225.0   $ 242.2   $ 175.3
                                                           =======       =======   =======   =======

               See notes to the consolidated financial statements.

WANG LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Capital in      Accumulated      Retained
                                     Convertible                       Excess           Other         Earnings
                                      Preferred        Common          of Par      Comprehensive    (Accumulated
   (Dollars in millions)                Stock           Stock           Value      Income/(loss)       Deficit)        Total
                                       --------------------------------------------------------------------------------------
Balance June 30, 1995                  $   --          $  0.3          $291.2          $ (2.7)         $(68.0)         $220.8

Net loss                                                                                                 (5.5)           (5.5)

Currency translation                                                                     (0.3)                           (0.3)

Minimum Pension Liability                                                                 2.2                             2.2
                                                                                                                       ------
Comprehensive income/(loss)                                                                                              (3.6)
                                                                                                                       ------
Stock to be issued in business
  acquisition                                                             5.0                                             5.0

Stock plans (604,007 shares)                              0.1             5.1                                             5.2

Dividends and accretion on
  preferred stock                                                       (22.6)                                          (22.6)

Issuance of cumulative
  convertible preferred
  stock, net of issuance
  costs                                 138.3                                                                           138.3
                                       ------          ------          ------          ------          ------          ------
Balance June 30, 1996                   138.3             0.4           278.7            (0.8)          (73.5)          343.1

Net income                                                                                               69.9            69.9

Currency translation                                                                     (2.9)                           (2.9)
                                                                                                                       ------
Comprehensive income/(loss)                                                                                              67.0
                                                                                                                       ------
Warrant issued in relation
  to divestiture                                                          5.0                                             5.0

Stock plans (1,322,638
  shares)                                                                21.8                                            21.8

Dividends and accretion on
  preferred stock                                                       (14.1)                                          (14.1)
                                       ------          ------          ------          ------          ------          ------
Balance June 30, 1997                   138.3             0.4           291.4            (3.7)           (3.6)          422.8

Net loss                                                                                               (251.6)         (251.6)

Currency translation                                                                    (15.4)                          (15.4)
                                                                                                                       ------
Comprehensive income/(loss)                                                                                            (267.0)
                                                                                                                       ------
Stock and stock
  equivalents issued in
  business acquisition                                    0.1           229.6                                           229.7

Stock plans (892,298
   shares)                                                               11.1                                            11.1

Dividends and accretion on
  preferred stock                                                        (7.0)                           (7.1)          (14.1)
                                       ------          ------          ------          ------          ------          ------
Balance June 30, 1998                   138.3             0.5           525.1           (19.1)         (262.3)          382.5

Net loss                                                                                                (39.8)          (39.8)

Currency translation                                                                      8.1                             8.1
                                                                                                                       ------
Comprehensive income/(loss)                                                                                             (31.7)
                                                                                                                       ------
Stock and stock
  equivalents issued in
  business acquisition                                                    0.4                                             0.4

Stock plans (183,745
  shares)                                                                 4.0                                             4.0

Dividends and accretion on
  preferred stock                                                        (7.0)                                           (7.0)
                                       ------          ------          ------          ------          -------          ------
Balance December 31, 1998              $138.3          $  0.5          $522.5          $(11.0)         $(302.1)         $348.2
                                       ======          ======          ======          ======          =======          ======

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

Effective July 1, 1998, the Company changed its fiscal year from a twelve month period ending June 30 to a twelve month period ending December 31. The consolidated financial statements include presentation of the transition period beginning on July 1, 1998 and ending on December 31, 1998.

The following table presents certain financial information for the six months ended December 31, 1998 and 1997, respectively (amounts in millions except per share amounts):

                                                            Six Months Ended
                                                              December 31,
                                                          -------------------
                                                            1998        1997
                                                            ----        ----
                                                                     (unaudited)

Revenues                                                  $1,818.0     $651.1

Gross Profit                                              $  364.2     $144.2

Income (loss) from continuing
operations before income taxes
and minority interests                                    $  (23.5)    $ 37.2

Provision for income taxes                                $   14.2     $ 13.4

Income (loss) from continuing
operations                                                $  (39.8)    $ 23.8

Net income (loss) applicable to
common stockholders                                       $  (46.8)    $ 16.7

Diluted earnings (loss) per
common share                                              $  (1.01)   $  0.42

Weighted average common shares                                46.2       40.3

WANG LABORATORIES, INC. AND SUBSIDIARIES
RESTATEMENT OF FINANCIAL STATEMENTS

NOTE A--(CONTINUED)

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

FOREIGN CURRENCY

Translation: For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and accordingly, translation adjustments are reported in other comprehensive income. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as translation adjustments and are reported in other comprehensive income.

Forward Exchange Contracts: The Company from time to time enters into forward exchange contracts as a hedging instrument to reduce its exposure to foreign currency risk from certain intercompany and third party transactions denominated in foreign currency. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent payment in U.S. dollars or in a different currency equal to the value of such exchange. The discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) on these hedging instruments are accreted or amortized to other expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts), are included in other income and offset gains and losses on foreign currency assets or liabilities that are hedged. The Company does not have open foreign exchange contracts at December 31, 1998.

Realized and unrealized foreign currency gains (losses)included in other income are $3.5 million, $0.3 million,($0.6) million and ($0.1) million for the six months ended December 31, 1998 and for the years ended June 30, 1998, 1997 and 1996, respectively.

CASH AND EQUIVALENTS: Cash and equivalents include time deposits, certificates of deposit and repurchase agreements with original maturities of three months or less. Also included is restricted cash, totaling $4.4 million, $9.2 million and $12.7 million at December 31, 1998 and June 30, 1998 and 1997, respectively. These restricted cash balances generally relate to normal trade practices and arrangements and in the year ended June 30, 1997, also related to statutory reserves for the Company's insurance subsidiaries.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- (CONTINUED)

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base. Trade receivables include $85.7 million, $100.4 million and $77.7 million at December 31, 1998 and June 30, 1998 and 1997, respectively, due from the United States government and its agencies. Trade receivables from the Italian government and its agencies, primarily attributable to the acquisition of Olsy, were $115.0 million and $169.0 million at December 31, 1998 and June 30, 1998, respectively.

INVENTORIES: Inventories are stated at the lower of first-in, first-out cost or market.

DEPRECIABLE ASSETS: Property, plant and equipment, including spare parts, are stated at cost less accumulated depreciation. Depreciation is computed principally by use of the straight-line method.

Depreciable lives are summarized as follows:

Buildings and improvements                                          5 - 40 years
Machinery and equipment                                             3 - 10 years
Spare parts                                                         3 -  5 years

INTANGIBLE ASSETS: Intangible assets, including those identified as a result of purchase accounting, and the related amortizable lives are as follows:

Trademarks                                                             1-2 years
License agreements                                                     3-5 years
Computer software                                                      3-7 years
Installed base - service                                               5-8 years
Assembled workforce                                                   7-10 years
Patents                                                                 15 years
Goodwill                                                             15-25 years

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows, net of taxes, over the remaining useful life of the assets. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows, net of taxes, and is charged to expense in the period identified.

Trademarks include rights to use the obtained Olsy or Olivetti name in certain countries by the Company in connection with the Olsy acquisition.

Amortization is computed principally by use of the straight line method with the exception of computer software, which is amortized over the greater of (a) the ratio of current gross revenues for a product to total current and anticipated future gross revenues for that product or (b) the straight-line method. Unamortized computer software at December 31, 1998 and June 30, 1998 was $29.2 million and $37.8 million, respectively. Total amounts charged to expenses during the six months ended December 31, 1998, and the year ended June 30, 1998 were $11.2 million and $5.4 million, respectively. Computer software in years prior to the year ended June 30, 1998 was not material.

WANG LABORATORIES, INC. AND SUBSIDIARIES
RESTATEMENT OF FINANCIAL STATEMENTS

NOTE A--(CONTINUED)

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

INCOME TAXES: Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since it intends to permanently reinvest these earnings in the growth of the business outside of the United States.

STOCK BASED COMPENSATION: The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

EARNINGS PER SHARE: Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of stock options and warrants, when dilutive. Income (loss) from continuing operations, for purposes of calculating basic and diluted earnings per share, has been adjusted by cumulative dividends and accretion related to the Company's preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company expects to adopt the new Statement effective January 1, 2000 and has not yet determined its impact.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131") and in February 1998 the FASB issued Statement No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" ("FAS 132"). These recent accounting pronouncements were adopted by the Company during the six months ended December 31, 1998. FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for the way public companies report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirements to report information about major customers. FAS 132 establishes standards for reporting pensions and other post-retirement benefits and supercedes the disclosure requirements in FASB Statement No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions".

WANG LABORATORIES, INC. AND SUBSIDIARIES
RESTATEMENT OF FINANCIAL STATEMENTS

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

The value of the shares was recorded at a discount of 20% of the market value of the Company's common stock based on restrictions contained in the Stock Purchase Agreement between the Company and Olivetti. The value of the SARs, also discounted by 20%, was recorded based on the historical and implied volatility of the common stock, considering both the minimum guaranteed price and the restrictions on exercise inherent in the SARs. These values were supported by independent valuations. Neither the shares nor the SARs are registered, and are subject to a three-year restriction period. Until shareholder approval is obtained on the 1.5 million shares, the Company will pay Olivetti an incremental $2.6 million per year in quarterly installments. Settlement of the 1.5 million shares will be in cash if the shareholders do not approve the issuance. Additionally, Olivetti has indemnified the Company against certain contingencies acquired by the Company as part of the transaction.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

A summary of the acquisition, follows (in millions) :

      Cash, including transaction costs                           $  90.2
      Common stock and stock equivalents                            197.2
      Stock appreciation rights                                      32.5
                                                                  -------

      Total consideration                                           319.9

      Estimated fair value of net liabilities
       assumed                                                       84.2
                                                                  -------

      Excess of purchase price over fair value of net
       tangible assets acquired                                   $ 404.1
                                                                  =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded based on a preliminary purchase price allocation including an accrued restructuring liability of $199.0 million. Finalization of the allocation of the purchase price to assets acquired and liabilities assumed is subject to settlements with labor representatives, and other analyses of the fair values of assets acquired and liabilities assumed. The purchase price allocation is based on the report of an independent appraiser and includes $18.1 million for acquired in-process research and development ("IPR&D") for projects that had not yet reached technological feasibility and had no future alternative uses. This allocation represents the estimated fair value based on the present value of future cash flows related to the IPR&D projects. Accordingly, these costs were charged to expense in the June 1998 quarter upon completion of the appraisal.

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

The value assigned to purchased IPR&D was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products, estimating the resulting cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the IPR&D projects are based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The rates utilized to discount the net cash flows to their present value were 25% based on consideration of the weighted average cost of capital adjusted for certain risks associated with the in-process technology.

The excess of purchase price over the fair value of the net tangible assets acquired was allocated to specific intangible asset categories as follows (in millions):

      In-process research and development                   $  18.1
      Capitalized software                                     43.2
      Trademarks                                               57.0
      Goodwill                                                285.8
                                                            -------

                                                            $ 404.1
                                                            =======

The Company has recorded a total of $199.0 million of restructuring and integration liabilities, primarily to eliminate redundancies, in connection with the purchase accounting for the Olsy acquisition, of which $138.6 million is for workforce, $26.2 million is for facilities, and $34.2 million is for other costs. These restructuring and integration initiatives are expected to be completed within one year.

Under certain conditions, costs related to the acquired Olsy business will be accounted for as an adjustment of the acquisition cost at the time the formal plan of restructuring is completed. Integration-related costs attributable to Wang are being accounted for as charges to operations in the periods they are determined and approved.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

The following pro forma results of operations have been prepared as though the Olsy acquisition had occurred as of the beginning of the fiscal year prior to acquisition. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of those dates or of results of operations that may occur in the future (in millions except per share data):

                                                               June 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Revenues                                               $ 3,527.7      $ 3,921.7
Loss from continuing operations                        $  (348.1)     $  (228.0)
Loss attributable to common stockholders               $  (362.2)     $  (242.1)
Net loss per share applicable to common
   stockholders                                        $   (7.69)     $   (5.26)

I-NET

In August 1996, the Company acquired all of the outstanding shares of I-NET, a vendor-independent provider of outsourced network and desktop management services. These services include enterprise network integration and operations, network management, client/server technologies, local area network and wide area network communications and IT outsourcing. The Company paid the stockholders of I-NET $100.2 million in cash and issued one-year, interest-free notes in the total amount of $64.5 million. The Company discounted the notes at a rate of 8.0%, to $59.7 million, and increased the principal balance through charges to interest expense through the settlement date.

Pursuant to a settlement reached on November 13, 1997, the total amount due under the note was reduced to $51.2 million and the Company reversed the unpaid balance of $13.3 million of the notes during the three months ended December 31, 1997, of which $1.2 million was recorded as a reduction of interest expense and $12.1 million was recorded as an adjustment of the original purchase price.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The excess of the purchase price over the fair value of net tangible assets acquired is being amortized using the straight line method over a period of twenty-five years (See Note E).

A summary of the acquisition follows (in millions):

Cash                                                                   $ 100.2
Note to selling stockholders                                              47.4
Original investment in I-NET                                              12.4
Transaction costs                                                          7.9
Stock options                                                              4.9
                                                                       -------

Total consideration                                                      172.8
Estimated fair value of net liabilities assumed                           46.7
                                                                       -------

Excess of purchase price over fair value of net tangible
assets acquired                                                        $ 219.5
                                                                       =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

The following pro forma results of operations have been prepared as though the I-NET acquisition had occurred as of the beginning of the fiscal year prior to acquisition. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the combination been in effect on the dates indicated, nor of future results of operations of the Company (in millions, except per share data).

                                                               Year Ended
                                                                June 30,
                                                         ----------------------
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

From time to time the Company acquires individually immaterial businesses and has accounted for such business combinations under the purchase method. These acquisitions do not have a material effect on the Company's results from operations or financial position.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES: During the six months ended December 31, 1998, the Company recorded a $35.1 million integration charge. During the year ended June 30, 1998, the Company recorded integration and restructuring charges totaling $62 million, of which $38.8 million was recorded in the fourth quarter, and $23.2 million was recorded in the third quarter. Of the total charge, $52.6 million is recorded in acquisition-related charges (including the $18.1 million charge for purchased in-process research and development discussed above) and $9.4 million is recorded in Other restructuring charges in the Consolidated Statements of Operations. Excluding the charge for purchased in-process research and development, the balance of the acquisition-related and restructuring charges for the six months ended December 31, 1998 and the year ended June 30, 1998 reflect the costs associated with combining the operations of Wang and Olsy, in addition to the costs of other business realignment activities. These charges were recorded after certain actions had been identified, quantified and approved and are expected to be completed within one year. The acquisition-related and other restructuring charges recorded for the six months ended December 31, 1998 and the year ended June 30, 1998 consist of the following (in millions):

                                                        Six Months
                                                           Ended        Year Ended
                                                        December 31,     June 30,
                                                           1998           1998
                                                          -------        -------
Workforce                                                 $  26.3        $  14.4
Facilities                                                    1.6           18.9
Depreciable assets                                            6.4            5.5
Other                                                         0.8            5.1
                                                          -------        -------
                                                             35.1           43.9
In-process research and development                            --           18.1
                                                          -------        -------

   Total                                                  $  35.1        $  62.0
                                                          =======        =======

Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated when there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

operations. Depreciable asset charges were provided to recognize, at net realizable value, the write-down to disposal value of existing assets taken out of service.

The charge for in-process research and development consists of that portion of the purchase price allocated to acquired research and development which had not reached technological feasibility and has no alternative future use but which the Company expects to achieve technological feasibility.

Cash outlays to complete these and earlier initiatives, are estimated to approximate $110 million during the next 12 months and $15 million thereafter. The Company originally estimated a total reduction in workforce of approximately 3,500 employees, of which 2,400 were to be released in connection with the Olsy purchase accounting transaction, 1,000 were to be released in connection with the integration charge to operations and 100 were to be released in connection with the restructuring charge to operations. As of December 31, 1998, approximately 2,700 employees had been released relative to these and previously recorded initiatives.

Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. During the year ended June 30, 1998, review of these accruals identified $1.1 million of excess reserves, which were reversed in June 1998. During fiscal 1997, review of these accruals identified $1.0 million of excess reserves, which were reversed in June 1997. During the fiscal 1996 review of the acquisition-related accruals, the Company identified excess reserves of $2.8 million, primarily related to facilities and depreciable assets, as well as $2.8 million of additional severance requirements.

The acquisition-related charges during the six months ended December 31, 1998 and each of the years ended June 30, 1998, 1997 and 1996 is summarized in the following table (in millions):

                                                        Activity for the Year Ended June 30, 1996
                                         ----------------------------------------------------------------------
                                           Charges/
                                         (reversals)
                                           changes
                                              in                                                                   Balance
                           Balance         estimates                                                                 June
                           June 30,         and new          Purchase                                Currency         30,
                             1995         initiatives       Accounting   Utilization      Other     Translation      1996
                            ----------------------------------------------------------------------------------------------
Facilities                  $ 5.2           $ (0.9)           $  --        $ (3.2)        $  --        $(0.1)        $ 1.0
Depreciable
  assets                      8.8             22.0               --         (30.0)           --           --           0.8
Workforce                    37.4              3.7              2.4         (26.6)           --         (0.5)         16.4
Other                         3.8              6.0               --          (4.5)          0.4          0.1           5.8
                            -----           ------            -----        ------         -----        -----         -----
                             55.2             30.8 (A)          2.4         (64.3)          0.4         (0.5)         24.0
Less amounts
  included in
  discontinued
  operations                 (2.0)           (30.8)              --          30.8            --           --          (2.0)
                            -----           ------            -----        ------         -----        -----         -----
Acquisition-related
  charges-continuing
  operations                $53.2           $   --            $ 2.4        $(33.5)        $ 0.4        $(0.5)        $22.0
                            =====           ======            =====        ======         =====        =====         =====

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

                                                        Activity for the Year Ended June 30, 1997
                                         ----------------------------------------------------------------------
                                           Charges/
                                         (reversals)
                                           changes
                                              in                                                                   Balance
                           Balance         estimates                                                                 June
                           June 30,         and new          Purchase                                Currency         30,
                             1996         initiatives       Accounting   Utilization      Other     Translation      1997
                            ----------------------------------------------------------------------------------------------
Facilities                  $ 1.0            $ 7.1            $  --        $ (1.4)        $(0.1)       $  --         $ 6.6
Depreciable assets            0.8              3.2              4.6          (4.4)         (0.1)          --           4.1
Workforce                    16.4             20.0              4.8         (18.1)          0.1         (0.6)         22.6
Other                         5.8              6.4              1.0          (8.9)          0.3           --           4.6
                            -----            -----            -----        ------         -----        -----         -----
                             24.0             36.7(A)          10.4         (32.8)          0.2         (0.6)         37.9
Less amounts
  included in
  discontinued
  operations                 (2.0)            (1.7)              --           3.7            --           --            --
                            -----            -----            -----        ------         -----        -----         -----
Acquisition-related
  charges-continuing
  operations                $22.0            $35.0            $10.4        $(29.1)        $ 0.2        $(0.6)        $37.9
                            =====            =====            =====        ======         =====        =====         =====

                                                      Activity for the Year Ended June 30, 1998
                                 -----------------------------------------------------------------------------------
                                     Charges/(reversals)
                      Balance            changes in                                                                     Balance
                      June 30,        estimates and new           Purchase                                Currency      June 30,
                        1997             initiatives             Accounting   Utilization       Other    Translation      1998
                      ---------------------------------------------------------------------------------------------------------
                                                 Integration-
                                 Restructuring     Related
                                    Charges        Charges
                                    -------        -------
Facilities             $  6.6       $  0.3         $ 18.6          $ 26.2        $(15.3)       $  0.7       $ (0.1)      $ 37.0
Depreciable
  assets                  4.1          0.1            5.4            13.8          (1.6)           --         (0.1)        21.7
Workforce                22.6          8.0            6.4           138.6         (35.9)         (6.0)        (0.7)       133.0
Other                     4.6          1.0           22.2            20.4         (24.6)          5.6          0.1         29.3
                       ------       ------         ------          ------        ------        ------       ------       ------
Acquisition-
  related and
  restructuring
  charges              $ 37.9       $  9.4(A)      $ 52.6(A)       $199.0        $(77.4)       $  0.3       $ (0.8)      $221.0
                       ======       ======         ======          ======        ======        ======       ======       ======

                                                   Activity for the Six Months Ended December 31, 1998
                                 -----------------------------------------------------------------------------------
                                     Charges/(reversals)
                      Balance            changes in                                                                     Balance
                      June 30,        estimates and new           Purchase                                Currency    December 31,
                        1998             initiatives             Accounting   Utilization       Other    Translation      1998
                      ---------------------------------------------------------------------------------------------------------
                                                 Integration-
                                 Restructuring     Related
                                    Charges        Charges
                                    -------        -------
Facilities             $ 37.0        $   --        $  1.6          $   --       $ (3.7)          0.6       $  0.8       $ 36.3
Depreciable
  assets                 21.7            --           6.4              --        (13.4)         (0.9)         0.4         14.2
Workforce               133.0            --          26.3              --        (61.2)          0.4          5.2        103.7
Other                    29.3            --           0.8              --        (11.8)         (0.3)         0.4         18.4
                       ------        ------        ------          ------       ------        ------       ------       ------
Acquisition-
  related and
  restructuring
  charges              $221.0        $   --        $ 35.1(A)       $   --       $(90.1)       $ (0.2)      $  6.8       $172.6
                       ======        ======        ======          ======       ======        ======       ======       ======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- (CONTINUED)

                                                                           Year Ended June 30,
                                                   -------------------------------------------------------------------
                                 Six Months
                                   Ended
                                December 31,
                                    1998                         1998                         1997                1996
                                ------------       -------------------------------          -------              ------
                                                                       Integration
                                Integration        Restructuring         Related
                                  Charges             Charges            Charges
                                  -------             -------            -------
(A) Comprised of:

Initial charges                    $ 35.1             $  9.4             $ 53.7              $ 37.7              $ 30.8
Increases of estimated
  integration accruals
  recognized in income                 --                 --                 --                  --                 2.8
Reversals of estimated
  integration accruals
  recognized in income                 --                 --               (1.1)               (1.0)               (2.8)
                                   ------             ------             ------              ------              ------
                                   $ 35.1             $  9.4             $ 52.6              $ 36.7              $ 30.8
                                   ======             ======             ======              ======              ======

The December 31, 1998 and June 30, 1998 balances of acquisition-related reserves are classified as follows (in millions):

                                                December 31,  June 30,    June 30,
                                                    1998        1998        1997
                                                   ------      ------      ------
Depreciable assets                                 $ 14.2      $ 21.7      $  4.1
Accounts payable, accrued expenses
   and other                                        143.1       181.2        26.0
Non-current liabilities                              15.3        18.1         7.8
                                                   ------      ------      ------
                                                   $172.6      $221.0      $ 37.9
                                                   ======      ======      ======

NOTE C -- DISCONTINUED OPERATIONS

On March 17, 1997, the Company completed the sale of its software business unit to Kodak for $260.0 million in cash. The sale included Wang's software business unit management, employees, products, technology, customers and partners, as well as its sales, marketing and research and development organizations worldwide. As a result of the sale, the operations of the software business unit for all periods presented have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations and of Cash Flows.

Revenues, related income (loss) and income tax benefits associated with the software business unit for the years ended June 30, 1997 and 1996 were as follows (in millions):

                                                            Year Ended June 30,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
Revenues                                                    $  47.0     $  75.9
                                                            =======     =======
Operating loss, net of applicable tax
   benefits of $9.3 million and $20.4
   million  in 1997 and 1996, respectively                  $ (36.2)    $ (69.0)

Gain on sale, net of income tax expense
   of $75.2 million                                           112.8          --
                                                            -------     -------

Income (loss) from discontinued operations                  $  76.6     $ (69.0)
                                                            =======     =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share data):

                                               Six Months
                                                 Ended          Year Ended June 30,
                                                December    ----------------------------
                                                   31,      1998       1997       1996
                                                  1998
                                                ----------------------------------------
Numerator:
  Income (loss) from continuing operations      $ (39.8)   $(251.6)   $  (6.7)   $  63.5
  Dividends and accretion on 11% Exchangeable
    Preferred Stock                                                                (14.6)
  Dividends and accretion on Series A
    Preferred Stock                                (2.3)      (4.8)      (4.8)      (4.8)
  Dividends on Series B Preferred Stock            (4.7)      (9.3)      (9.3)      (3.2)
                                                -------    -------    -------    -------
  Numerator for basic and diluted earnings
    per share - Income (loss) from continuing
    operations available to Common
    Shareholders                                $ (46.8)   $(265.7)   $ (20.8)   $  40.9
                                                =======    =======    =======    =======

Denominator:
  Denominator for basic earnings per share -
    weighted average shares                        46.2       40.6       37.2       36.0

Effect of dilutive securities:
  Stock options                                      --         --         --        1.8
  Stock warrants                                     --         --         --        0.2
                                                -------    -------    -------    -------
  Dilutive potential common shares                   --         --         --        2.0
                                                -------    -------    -------    -------
  Denominator for diluted earnings per share
    - adjusted weighted-average shares and
    assumed conversions                            46.2       40.6       37.2       38.0
                                                =======    =======    =======    =======
  Basic earnings (loss) per share-continuing
    operations                                  $ (1.01)   $ (6.54)   $ (0.56)   $  1.13
                                                -------    -------    -------    -------
  Diluted earnings per share - continuing
    operations                                  $ (1.01)   $ (6.54)   $ (0.56)   $  1.07
                                                =======    =======    =======    =======

Options and warrants to purchase approximately 15.1 million shares of common stock, were excluded from the computation of diluted earnings per share for all net loss periods as their effect would be antidilutive.

The 6,000,000 SARs issued to Olivetti (5,000,000)and Microsoft (1,000,000) (See
Note I) were excluded from the computation of diluted earnings per share for all net loss periods as their effect would be antidilutive.

NOTE E -- IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("FAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows, net of taxes, estimated to be generated by those assets are less than the carrying amount of the assets. In accordance with FAS 121, the Company periodically evaluates the carrying value of long-lived assets in relation to the operating performance and future undiscounted cash flows, net of taxes, of the underlying business.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E-- (CONTINUED)

During the year ended June 30, 1998, the Company identified an impairment of the goodwill associated with the commercial outsourcing business of I-NET, based upon estimated undiscounted cash flows, net of taxes, over the remaining useful life of the asset. The impairment, which was primarily in the United States segment, was the result of significantly lower than expected revenue and margin growth in the post acquisition period which were projected to grow at a rate insufficient to recover the carrying value of the related goodwill. The cash flows associated with the I-NET commercial outsourcing business were discounted, net of taxes, at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in an impairment charge of $130.7 million which was charged to amortization expense in June 1998. The remaining net asset of $2.3 million associated with commercial outsourcing business and 69.2 million associated with the Federal business, which is not impaired, will be amortized over its remaining useful life based on current projections and the Company's plans for this business.

Also during the year ended June 30, 1998, the Company identified an impairment of the installed customer service base and assembled workforce acquired in the Bull HN Information Systems acquisition based upon estimated undiscounted cash flows over the remaining useful life of the assets. The impairment was the result of an accelerated decline rate for the proprietary GCOS revenue and gross margin stream acquired from Bull due to Year 2000 issues and market changes as customers migrate from mainframe systems to networked technology. The cash flows associated with the installed customer service base and assembled workforce acquired in the Bull purchase were discounted, net of taxes, at the Company's weighted average cost of capital over the remaining useful life of the asset and resulted in charges of $21.4 million (United States segment) and $4.9 million ($3.4 million in United States segment, $0.8 million in Asia Pacific segment and $0.7 million in Other Americas segment) respectively. The remaining balances of $9.4 million relating to the installed customer service base and $2.2 million relating to the assembled workforce will be amortized over 4.25 years and 6.75 years, respectively, based on current projections of the decline rate.

In fiscal 1997, the Company evaluated the ongoing value of certain software licenses and the related goodwill that were the result of the Bull acquisition, and determined that assets with a carrying amount of $21.3 million were impaired and wrote them down by $14.4 million to carrying value of $6.9 million. In order to determine the carrying value of these assets, the Company discounted future cash flows, net of taxes, at the Company's weighted average cost of capital. The impairment is due to an accelerated conversion by a major client to other systems which became evident in February 1997.

The writedown of these intangible assets is included with Amortization of intangibles - acquisition and fresh-start in the Consolidated Statements of Operations.

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

NOTE F -- FINANCING ARRANGEMENTS

SERIES A PREFERRED STOCK: On May 30, 1995, the Company issued to Microsoft Corporation 90,000 shares ($90.0 million face amount) of 4 1/2% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), redeemable on October 1, 2003 or within 180 days of a written request of Microsoft on or after May 30, 2002 at $1,000 per share plus accrued and unpaid dividends. Redemption and liquidation preference of the preferred stock is $90.0 million. The initial carrying value of $84.0 million is being accreted to the redemption amount over the life of the issue.

The Series A Preferred Stock is convertible into Common Stock of the Company at $23.00 per share, subject to adjustment. The Company has reserved approximately
3.9 million shares of common stock for such conversion. The stockholders of the Series A Preferred Stock are entitled to one vote per share. Cash dividends of $45.00 per annum per share are payable quarterly in arrears. Cash dividends outstanding as of December 31, 1998 are approximately $1.0 million. The Company may redeem the Series A Preferred Stock with cash or with Common Stock.

BORROWING ARRANGEMENTS:

Long term debt consisted of (in millions):

                                               December 31,     June 30,        June 30,
                                                  1998            1998            1997
                                                 ------          ------          ------
Revolving Credit Facility                        $237.0          $110.6          $   --
Other borrowings                                   47.4              --              --
Capital lease obligations                           1.2            32.6              --
Notes payable to former shareholders
   of I-NET, non-interest bearing,
   paid November 1997                                --              --            63.3
                                                 ------          ------          ------
                                                  285.6           143.2            63.3
                 Less current maturities           34.9            26.3            63.3
                                                 ------          ------          ------
                                                 $250.7          $116.9          $   --
                                                 ======          ======          ======

Interest paid amounted to $9.8 million, $8.1 million, $2.9 million and $2.4 million for the six months ended December 31, 1998 and the years ended June 30, 1998, 1997 and 1996, respectively, and is primarily related to the revolving credit facility described below.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F-- (CONTINUED)

In connection with the acquisition of Olsy, the Company entered into a revolving credit facility with Bankers Trust Company ("BTC") and certain other financial institutions. The five-year facility provides borrowings up to $500.0 million, including $200.0 million of borrowing capacity to support letters of credit. Interest on the borrowings is based on the LIBOR rate plus 0.75% to 1.50%, depending on the Company's leverage ratio. Weighted Average interest rate on various BTC loans effective at December 31, 1998 was 6.04%. Fees and expenses associated with the new facility amounted to $7.2 million in fiscal 1998, approximately $3.5 million of which was charged to interest expense, representing that portion of the facility used to replace the existing $225.0 million facility. The BTC agreement contains various financial covenants, including those relating to operating results, working capital, net worth and level of indebtedness. The Company was in compliance with these covenants as of December 31, 1998. In addition to providing financing for the Olsy acquisition, the credit facility will be used for general corporate purposes. As of December 31, 1998, borrowings of $237.0 million and letters of credit aggregating $7.8 million were outstanding under the agreement. The financing is secured by substantially all of the Company's domestic assets and partial pledges of selected international subsidiaries. In January 1999, the Company entered into short term interest rate swaps for a notional amount of $150 million at an effective fixed rate approximating 6.0% in order to assist in the management of interest rate exposure.

NOTE G -- INCOME TAXES

Pretax income/(loss) from continuing operations is as follows (in millions):

                             Six Months
                               Ended             Year Ended June 30,
                            December 31   --------------------------------
                                1998        1998        1997         1996
                              -------     --------    -------       ------
U.S.                          $ (17.1)    $ (227.7)   $ (49.8)      $ 56.0
Non-U.S.                         (6.4)        (9.8)      27.5         38.9
                              -------     --------    -------       ------
Total                         $ (23.5)    $ (237.5)   $ (22.3)      $ 94.9
                              =======     ========    =======       ======

The provision for income taxes consisted of (in millions):

                               Six Months
                                  Ended              Year Ended June 30,
                               December 31    -------------------------------
                                  1998         1998        1997         1996
                                 ------       ------     -------       ------
Continuing operations            $ 14.2       $ 13.4     $ (15.6)      $ 31.4
Discontinued operations              --           --        65.9        (20.4)
                                 ------       ------     -------       ------
Net income tax provision         $ 14.2       $ 13.4     $  50.3       $ 11.0
                                 ======       ======     =======       ======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- (CONTINUED)

The income tax provision (benefit) from continuing operations consists of the following:

                                      Six Months
                                         Ended              Year Ended June 30,
                                      December 31     -------------------------------
                                         1998          1998       1997          1996
                                        ------        ------    --------       ------
Current:
   Federal                             $    --         $ 0.1     $   3.5       $   --
   Non-US                                  5.0           3.6         2.2          0.7
   State                                    --            --         1.5           --
Deferred:
   Federal                                  --            --       (23.3)        20.4
   Non-US                                  9.2           9.7         4.6           --
   State                                    --            --        (4.1)          --
Change in valuation allowance               --            --          --         (2.5)
Tax benefit applied to reduce
   reorganization value in excess
   of amounts allocated to
   identifiable intangible assets
   and goodwill                             --            --          --         12.8
                                        ------        ------    --------       ------
                                        $ 14.2        $ 13.4    $  (15.6)      $ 31.4
                                        ======        ======    ========       ======

The provisions (benefit) for income taxes from continuing operations differed from the amount computed by applying the U.S. federal statutory rate as follows (in millions):

                                      Six Months
                                         Ended            Year Ended June 30,
                                      December 31   ---------------------------------
                                         1998         1998        1997          1996
                                        ------      -------     -------       -------
Taxes (benefit) at statutory rate
  of 35%                               $  (8.2)     $ (83.1)    $  (7.8)       $ 33.2
Amortization of excess
  reorganization value                      --           --         0.9           2.4
Non-deductible expenses                    8.3         60.1         1.8           2.0
Foreign tax differential                  (4.8)         2.2        (0.6)          0.7
State taxes                                 --           --        (2.6)           --
Loss carryforwards not currently
  utilizable                              21.2         36.0         1.7           3.7
Loss carryforwards utilized               (3.0)        (4.2)       (6.7)         (5.3)
Change in Valuation allowance               --           --          --          (2.5)
Other, net                                 0.7          2.4        (2.3)         (2.8)
                                        ------      -------     -------       -------
                                        $ 14.2      $  13.4     $ (15.6)       $ 31.4
                                        ======      =======     =======       =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- (CONTINUED)

The significant components of deferred tax assets and liabilities are as follows (in millions):

                                                    Six Months
                                                      Ended
                                                     December   Year Ended June 30,
                                                        31,    --------------------
                                                       1998       1998       1997
                                                    ---------  ---------  ---------
Net operating loss and credit carryforwards         $   655.4  $   667.7  $   477.2
Accrued restructuring expenses                           67.3       91.0       43.7
Capitalized research and development
  expenses                                                3.5        2.1        8.3
Depreciation                                             19.9       34.1       17.8
Provision for doubtful accounts                           3.9       13.3         --
Other                                                    33.6       41.0       52.1
                                                    ---------  ---------  ---------
    Gross deferred tax assets                           783.6      849.2      599.1
                                                    ---------  ---------  ---------
Goodwill and other acquired intangibles                    --      (10.9)     (12.7)
Other                                                   (29.8)     (32.5)     (57.8)
                                                    ---------  ---------  ---------
    Gross deferred tax liabilities                      (29.8)     (43.4)     (70.5)
                                                    ---------  ---------  ---------
    Valuation allowance                                (728.5)    (772.2)    (488.5)
                                                    ---------  ---------  ---------
      Net deferred tax asset                        $    25.3  $    33.6  $    40.1
                                                    =========  =========  =========

The $46.3 million decrease in valuation allowance in the six months ended December 31, 1998 is primarily due to realization of deductible restructuring expenses and net operating loss carryforwards.

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

Under fresh start reporting, any tax benefits for cumulative temporary differences and tax basis net operating loss carryforwards existing at September 30, 1993, do not reduce the tax provision for income taxes, but instead, reduce reorganization value in excess of amounts allocated to identifiable intangible assets to zero, and thereafter increase capital in excess of par value.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- (CONTINUED)

Tax benefits which are recognized through a reduction in the valuation allowance will be recorded as follows (in millions):

                                                           December 31,
                                                               1998
                                                           ------------
Reduction in income tax provision                              421.8
Increase in capital in excess of par value                     274.5
Reduction of goodwill and other non-current
   intangible assets                                            32.2
                                                             -------
                                                             $ 728.5
                                                             =======

If the Company experiences a change in ownership within the meaning of Section 382 of the Internal Revenue Code, an annual limitation will be placed upon the Company's ability to realize the benefit of its U.S. net operating loss carryforwards.

U.S. federal income taxes have not been provided on approximately $187.8 million of cumulative earnings on non-U.S. subsidiaries at December 31, 1998, since such amounts are considered to be permanently reinvested.

At December 31, 1998, the Company and its subsidiaries have tax basis net operating loss carryforwards of approximately $1.6 billion and tax credit carryforwards of approximately $45.8 million that are available to offset future taxable income.

Tax basis loss carryfowards and tax credit carryforwards expire as follows (in millions):

                                                                             2004 &
                             1999        2000      2001     2002     2003    Beyond
                            ----------------------------------------------------------
U.S. tax basis
   loss carryforwards        $   --   $   --    $ 103.8   $ 150.1  $  37.6   $ 448.2
Non-U.S. tax loss
   carryforwards             $ 51.8   $ 65.2    $  96.2   $  81.9  $  62.6   $ 541.2
Investment tax
   credits and
   R&D tax credit
   carryforwards             $ 20.7   $ 13.8    $   3.4   $   4.2  $   3.2   $    .5

Net taxes paid amounted to $4.3 million for the six months ended December 31, 1998, $5.7 million for the year ended June 30, 1998, $6.7 million for the year ended June 30, 1997 and $0.9 million for the year ended June 30, 1996.

NOTE H -- POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS (U.S.): The Company has four frozen defined benefit plans in the United States, two of which were frozen during the period ended December 31, 1998. As a result no increase in compensation is assumed subsequent to the dates that the plans were frozen. Amounts related to the Olsy acquisition are included in the amounts effective from the date of acquisition.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)

The benefit obligation, plan assets and funded status are as follows (in millions):

                                           December 31,  June 30,     June 30,
                                              1998         1998         1997
                                            --------     --------     --------
Change in Benefit Obligation
   Net benefit obligation at
     beginning of period                    $  150.4     $   99.3     $   93.9
   Service cost                                  0.4          0.6           --
   Interest cost                                 5.2          8.5          7.8
   Actuarial (gain)loss                         (0.7)        20.9          2.5
   Curtailments                                 (1.0)          --           --
   Settlements                                  (0.7)          --           --
   Acquisitions                                   --         26.6           --
   Gross benefits paid                          (3.2)        (5.5)        (4.9)
                                            --------     --------     --------
   Net benefit obligation at end of
     period                                    150.4        150.4         99.3
                                            --------     --------     --------
Change in Plan Assets
   Fair value of plan assets at
     beginning of period                       144.5        114.4         99.6
   Actual return on plan assets                  1.0         19.8         19.7
   Employer contributions                        1.1          0.4           --
   Settlements                                  (0.6)          --           --
   Acquisitions/divestitures                      --         15.4           --
   Gross benefits paid                          (3.2)        (5.5)        (4.9)
                                            --------     --------     --------
   Fair value of plan assets at end
     of period                                 142.8        144.5        114.4
                                            --------     --------     --------
Funded Status
   Funded status                                (7.6)        (5.9)        15.1
   Unrecognized net actuarial
     (gain)loss                                  2.5         (2.6)       (13.8)
   Unrecognized net transition
     obligation(asset)                          (0.4)        (0.4)        (0.5)
                                            --------     --------     --------
   Prepaid(accrued), benefit cost           $   (5.5)    $   (8.9)    $    0.8
                                            ========     ========     ========
Weighted-average assumption as of
  end of period:
   Discount rate                                 7.0%         7.0%        8.25%
   Expected return on plan assets                9.5%         9.5%         9.0%
   Rate of compensation increase                   0%         4.0%           0%

U.S. net pension cost (credits) consisted of (in millions):

                                      Six Months
                                        Ended           Year Ended June 30,
                                      December 31,    -----------------------
                                         1998       1998       1997       1996
                                       ----------------------------------------
Service cost                           $   0.4    $   0.6    $    --    $   0.6
Interest cost                              5.2        8.5        7.8        7.0
Expected return on assets                 (6.6)     (10.3)      (8.8)      (7.2)
Recognized transition (asset)
   obligation                             (0.1)      (0.1)      (0.1)      (0.1)
Recognized actuarial (gain)
   or loss                                           (0.2)        --         --
                                       -------    -------    -------    -------
Net periodic benefit
   (credits) cost                      $  (1.1)   $  (1.5)   $  (1.1)   $   0.3
                                       =======    =======    =======    =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were as follows:


                                     December 31,     June 30,        June 30,
                                         1998           1998            1997
                                     ------------     --------        --------
Projected benefit obligation            $25.3          $28.1            $ --
Accumulated benefit obligation           25.3           24.3              --
Fair value of plan asset                 16.0           15.8              --

DEFINED BENEFIT PLANS (NON-U.S.): The Company has various defined benefit plans in foreign countries, including several obtained in the Olsy acquisition. The Company's international subsidiaries maintain defined benefit pension plans that provide benefits primarily based on the employee's compensation during the last years before retirement and the number of years of service. The Company has plans under which funds are deposited with trustees, annuities are purchased under group contracts, or reserves are provided. In certain countries the funding of pension plans is not a common practice; consequently, the Company has pension plans which are under-funded. Amounts related to the Olsy acquisition are included in the amounts effective from the date of acquisition.

The benefit obligation, plan assets and funded status are as follows (in millions):

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)

                                          December 31,   June 30,     June 30,
                                              1998         1998         1997
                                            --------     --------     --------
Change in Benefit Obligation
   Net benefit obligation at
     beginning of period                    $  345.9     $   31.3     $   51.5
   Service cost                                  6.0          3.2          0.4
   Interest cost                                 9.1          7.6          2.2
   Plan participants' contributions              1.1          0.1          0.1
   Actuarial (gain)loss                         (9.7)         3.6         (0.2)
   Curtailments                                 (8.4)          --         (5.7)
   Settlements                                  (8.9)          --        (11.7)
   Acquisitions                                   --        310.9           --
   Gross benefits paid                          (9.6)        (4.4)        (4.2)
   Change in foreign currency
     exchange rates                             11.0         (6.4)        (1.1)
                                            --------     --------     --------
   Net benefit obligation at end of
     period                                    336.5        345.9         31.3
                                            --------     --------     --------
Change in Plan Assets
   Fair value of plan assets at
     beginning of period                       293.0         45.6         58.8
   Actual return on plan assets                 (0.2)         7.2          6.8
   Employer contributions                        1.4         (0.5)        (2.7)
   Plan participants' contributions              1.1          0.1          0.1
   Settlements                                  (6.8)          --        (11.7)
   Acquisitions/divestitures                      --        252.7           --
   Gross benefits paid                          (9.6)        (4.4)        (4.2)
   Change in foreign currency
     exchange rates                              3.5         (7.7)        (1.5)
                                            --------     --------     --------
   Fair value of plan assets at end
     of period                                 282.4        293.0         45.6
                                            --------     --------     --------
Funded Status
   Funded status                            $  (54.1)    $  (52.9)    $   14.3
   Unrecognized net actuarial
     (gain)loss                                  4.0          1.8         (3.5)
   Unrecognized net transition
     obligation(asset)                           0.3          0.2           .4
                                            --------     --------     --------
   Prepaid(accrued) benefit cost            $  (49.8)    $  (50.9)    $   11.2
                                            ========     ========     ========

Weighted-average assumption as of
  end of period:
   Discount rate                                5.09%        5.10%        6.21%
   Expected return on plan assets               8.25%        8.28%        7.04%
   Rate of compensation increase                3.81%        3.83%        3.39%

Non-U.S. net pension cost (credits) consisted of (in millions):

                                Six Months Ended        Year Ended June 30,
                                   December 31,      -------------------------
                                      1998        1998        1997        1996
                                    --------    -------------------------------
Service cost                        $   6.0     $   3.2     $   0.4     $   1.9
Interest cost                           9.1         7.6         2.2         2.4
Expected return on assets             (12.0)      (13.3)       (5.8)       (3.7)
Recognized actuarial
   (gain) or loss                        --         2.7         2.3        (0.3)
Other                                   1.2         4.2         1.3         0.7
                                    -------     -------     -------     -------
Net periodic benefit cost           $   4.3     $   4.4     $   0.4     $   1.0
                                    =======     =======     =======     =======


WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- (CONTINUED)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were as follows:

                                    December 31,       June 30,         June 30,
                                         1998             1998             1997
                                    ------------       --------         --------

Projected benefit obligation           $139.8          $ 156.7           $  4.4
Accumulated benefit obligation          120.9            139.0              4.1
Fair value of plan assets                54.9             78.5               --

The net accrued benefits at December 31, 1998 are primarily related to certain non-U.S. pension plans assumed in connection with the Olsy transaction. In connection with the Stock Purchase Agreement between the Company and Olivetti, Olivetti has agreed to reimburse the Company on one such plan, at a time stipulated in the agreement, for a portion of the net after tax amount of its unfunded liability. The estimated reimbursable amount is carried in other non-current assets.

During the six months ended December 31, 1998, the Company recognized a reduction of goodwill for the net gain of $11.6 million attributable to the curtailments and settlements in the U.S. and non-U.S. pension plans as a result of acquisition-related restructuring activity in connection with the Olsy acquisition. (See Note B).

DEFINED CONTRIBUTION PLANS: The Company has several defined contribution plans which cover substantially all employees in the United States and certain non-U.S. subsidiaries. Contributions are generally based on fixed amounts of eligible compensation. The Company's expense for U.S. and non-U.S. plans totaled $3.4 million for the six months ended December 31, 1998, $9.9 million for the year ended June 30, 1998, $13.8 million for the year ended June 30, 1997 and $9.6 million for the year ended June 30, 1996.

ITALIAN TFR: Under Italian law, deferred compensation accrues in favor of employees and agents and is payable upon termination of employment or under certain other circumstances. The annual compensation accrual is based upon employee remuneration and is subject to adjustment based on the Italian cost-of-living index. The unfunded obligation as of December 31, 1998 and June 30, 1998 is $87.1 million and $91.6 million, respectively, and is included in other long-term liabilities.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK: On April 22, 1998, the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on May 1, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Series C Preferred Stock"), par value $0.01 per share, at a purchase price of $120, subject to adjustment. Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur within a predetermined time after the occurrence of one of several specific Triggering Events. The Rights are not exercisable until the Distribution Date and will expire at the close of business on April 22, 2008, unless earlier redeemed or exchanged by the Company. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

SERIES B PREFERRED STOCK: Each share of 6 1/2% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") is convertible at the option of the holder into Common Stock at a conversion price of $26.5625 per share of Common Stock, subject to adjustment. The Company has reserved approximately 5.4 million shares of common stock for the conversion of the Series B Preferred Stock. Subsequent to March 1, 1999, the Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid dividends. Each share of Series B Preferred Stock effectively entitles the holder to one vote. Cash dividends are cumulative at the rate of $65.00 per annum per share payable quarterly in arrears. Cash dividends accrued as of December 31, 1998 are approximately $1.6 million.

STOCK WARRANTS: In satisfaction of the interests of the Class B and C common stockholders of the Predecessor Company, 7.5 million warrants, less an amount allocated for certain disputed claims, were made available for issuance to stockholders of the Predecessor Company as of September 29, 1993. The Company began issuance of these warrants on March 17, 1995 to the Class B and C Common stockholders at the rate of one warrant for each 24 shares of stock of the Predecessor Company. Each warrant is exercisable into one share of Common Stock at an exercise price of $21.45 per share, and expires on June 30, 2001. The exercise price was set in such a manner as to allow the creditors who are issued Common Stock in the reorganization to recover an estimated 95 percent of the value of their allowed claims before the exercise price of the warrants equals the trading price of the Common Stock. During the six months ended December 31, 1998, approximately 553 warrants were exercised. The Company has reserved approximately 7.2 million shares of common stock for the exercise of the outstanding warrants at December 31, 1998.

STOCK APPRECIATION RIGHTS: In connection with the acquisition of Olsy, the Company issued to Olivetti 5,000,000 Stock Appreciation Rights ("SARs") which give Olivetti, the value of the increase in the market price of the Company's common stock above $30.00 per share at any time from March 2001 to March 2005, or $4.00 per SAR, whichever is higher. The SARs are redeemable in cash or common stock at the Company's election. At the time of issuance, the SARs were valued at $32.5 million.

In connection with the sale of its software business, the Company issued to Microsoft a stock appreciation right ("SAR") to purchase 1,000,000 shares of Common Stock at an exercise price of $23.00 per share, exercisable at any time until the redemption date of the Series A Preferred Stock. If exercised, the SAR will be closed out on a net share basis.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)

1995 EMPLOYEES' STOCK PURCHASE PLAN: The 1995 Employees' Stock Purchase Plan (the "1995 Plan" or "ESPP"), as amended, permits purchases on a voluntary basis by eligible employees of up to 809,607 shares of Common Stock. During the six months ended December 31, 1998, the Company issued 95,834 shares of Common Stock under the 1995 plan and 510,760 shares are available for future purchase at December 31, 1998. Employees of the U.S. parent company and designated subsidiaries, but excluding any officers with the rank of vice president or above of the parent company, are eligible to participate in the 1995 Plan. The purchase price is 85% of the market price of the Common Stock on the first business day or the last business day of that payment period, whichever is lower.

RESTRICTED STOCK: There were 322,000 shares of restricted stock issued on October 21, 1998. Shares vest upon the occurrence of two conditions, the passage of time and the performance of the Company's common stock per share price. For the shares to vest, the closing price of the stock must average $33.00 per share over a 40 day trading period. As long as this target price is reached by July 1, 2001, the performance restriction on the shares will be satisfied and all restrictions lapse. If the price is not achieved by then, the shares will vest on June 30, 2005. If the target price is reached before July 1, 2000, 1/3 of the shares will vest at that time (the remaining 2/3 will vest July 1, 2001). The recipient must continue to be an employee on the date the shares vest.

STOCK OPTIONS: The Company has a series of stock incentive option plans for eligible employees and directors with terms and vesting schedules as may be set from time to time by the Board of Directors. Options granted to date generally vest ratably over three to four years from the date of the grant and expire seven or ten years after the date of the grant. The Company has reserved approximately 10.1 million shares of common stock pursuant to the stock incentive option plans.

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                              Six Months Ended            Year Ended June 30,
                                December 31,              -------------------
                                    1998           1998          1997           1996
                               --------------  ------------------------------------------
Risk-free interest rate         4.13% - 4.95%  5.4% - 6.06%  5.14% - 6.65%  5.14% - 6.65%
Volatility                                39%           39%            42%            42%
Expected life (years)                     3.6           3.8              3              5
Expected Life (years)-ESPP                0.5           0.5            0.5            0.5
Dividend yield                             0%            0%             0%             0%

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do no necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows (in millions except for earning per share information).

                                     Six Months
                                       Ended            Year Ended June 30,
                                    December 31,        -------------------
                                        1998         1998      1997       1996
                                    ------------  ------------------------------
Pro forma income (loss) (in
millions)
   Continuing operations               $(44.0)     $(257.7)   $(13.4)    $ 60.8
   Net income                          $(44.0)     $(257.7)   $ 63.3     $ (8.2)

Pro forma earnings (loss) per share
   Basic
      Continuing operations            $(1.11)     $ (6.69)   $(0.45)    $ 1.05
      Net income                       $(1.11)     $ (6.69)   $ 1.31     $(0.85)
   Diluted
      Continuing operations            $(1.11)     $ (6.69)   $(0.32)    $ 1.05
      Net income                       $(1.11)     $ (6.69)   $ 1.30     $(0.85)

Weighted average fair value per
   option granted during the period    $ 5.22      $  8.25    $ 8.56     $ 6.36

During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future quarters or years because the options granted by the Company vest over several years and additional awards may be made in future years.

Presented below is a summary of the status of the stock option plans and the related transactions (share amounts in thousands):

                                                                              Year Ended June 30,
                                  Six Months Ended           -----------------------------------------------------
                                  December 31, 1998           1998                    1997                   1996
                               ----------------------  --------------------------------------------------------------------
                                            Weighted              Weighted                Weighted                Weighted
                                             Average               Average                 Average                 Average
                                Shares        Price     Shares      Price      Shares       Price      Shares       Price
                               --------------------------------------------------------------------------------------------
Options outstanding at
  beginning of year              6,960      $ 17.53       5,987    $ 14.68      4,602     $ 12.45       3,453      $  9.73
Granted                          2,213      $ 17.50       2,191    $ 23.07      2,820     $ 17.62       2,176      $ 15.66
Exercised                          117      $ 15.39         756    $ 11.93        773     $ 11.28         599      $  8.41
Canceled                           598      $ 24.88         462    $ 17.27        662     $ 15.97         428      $ 12.20
                                 -----                    -----                 -----                   -----
Options outstanding at end
  of year                        8,458      $ 16.97       6,960    $ 17.53      5,987     $ 14.68       4,602      $ 12.45
                                 =====                    =====                 =====                   =====

Options exercisable at end
  of year                        4,122                    3,101                 1,959                   1,040
                                 =====                    =====                 =====                   =====
Options available for
  future grants                  1,653                    2,914                   374                   1,942
                                 =====                    =====                 =====                   =====

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding                           Options Exercisable
                              -------------------------------------------------------   --------------------------------
                                               Weighted-Average
                                                  Remaining
                                               Contractual Life    Weighted-Average                    Weighted-Average
 Range of Exercise Prices        Shares            (Years)          Exercise Price        Shares        Exercise Price
----------------------------  -------------------------------------------------------   --------------------------------
  $ 0.07 - $ 0.07                  53,002            7.6               $ 0.07                44,651          $ 0.07
  $ 0.96 - $ 0.96                     915            4.8               $ 0.96                   457          $ 0.96
  $ 1.68 - $ 1.68                  25,405            6.7               $ 1.68                   447          $ 1.68
  $ 7.35 - $10.22                 632,780            5.0               $ 7.45               632,780          $ 7.45
  $11.15 - $16.63               3,127,305            6.8               $14.48             1,820,645          $13.66
  $16.88 - $25.18               4,406,416            7.2               $19.95             1,619,992          $19.34
  $25.56 - $30.94                 211,500            6.8               $26.25                 3,500          $25.56
  ---------------               ---------            ---               ------             ---------          ------
  $ 0.07 - $30.94               8,457,323            6.9               $16.97             4,122,472          $14.80
                                =========                                                 =========

NOTE J -- COMMITMENTS AND CONTINGENCIES

LEASES: Rental expense for the six months ended December 31, 1998 was $22.1 million. Rental expense for the three years ended June 30, 1998, 1997 and 1996 was $45.1 million, $33.8 million and $28.2 million respectively.

Future minimum lease commitments on noncancelable operating leases and sublease income are as follows (in millions):

                                      Year Ended December 31,
                           ------------------------------------------
                           1999      2000      2001     2002     2003   Thereafter
                           ----      ----      ----     ----     ----   ----------
Future minimum lease
  commitments on
  noncancelable leases    $41.9     $28.8      $21.1   $15.6      $13.3    $48.5

Future minimum
  non-cancelable
  sublease income         $ 5.2     $ 3.5      $ 2.9   $ 2.8      $ 2.1    $ 8.1

These future minimum lease commitments include approximately $32 million, net of sublease income, related to facilities the Company has elected to abandon in connection with the restructuring and acquisition-related initiatives.

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

The Company also is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for litigation will be material to the Company's consolidated financial position, results of operations, or cash flows.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- SEGMENT INFORMATION

The Company is organized in theaters offering similar services and products into various geographic markets. The theaters, aggregating approximately 140 countries, are United States, Other Americas, Europe/Middle East/Africa and Asia/Pacific. Each theater is managed and the performance assessed separately based upon market characteristics of the various geographies, and accordingly, represent the Company's reportable segments. The Company operates primarily in one industry which includes design, installation, operation and maintenance services for global computing and telecommunications networks. Services include systems architecture design, installation, warranty, help desk, maintenance, software support, and management of enterprise networks to the desktop.

The Company evaluates performance and allocates resources based on EBITA (earnings before interest, taxes and amortization), which is calculated by excluding from net income(loss): acquisition-related, Chapter 11-related and restructuring costs and other non-recurring charges, including certain period costs related to the integration of Wang and Olsy; income taxes; interest expense; interest income; and amortization. Management does not evaluate performance of theaters based on asset balances within each theater. Accordingly segment assets are not disclosed in this footnote. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Financial information for the Company's business segments is as follows (in millions):

                                              Six Months Ended          Year Ended June 30,
                                                 December 31,    ---------------------------------
                                                    1998          1998          1997         1996
                                                    ----          ----          ----         ----
Revenues from unaffiliated customers:

     United States                               $   533.3     $  883.2     $   837.5    $   529.2
     Other Americas                                   58.2         86.8          69.4         63.8
     Europe/Middle
       East/Africa*                                1,018.7        689.9         216.5        251.1
     Asia/Pacific                                    204.9        216.4         123.6        161.4
                                                 ---------    ---------     ---------    ---------

       Total Segment                               1,815.1      1,876.3       1,247.0      1,005.5
     Corporate                                         2.9         10.7          21.4          8.4
                                                 ---------    ---------     ---------    ---------
                                                 $ 1,818.0    $ 1,887.0     $ 1,268.4    $ 1,013.9
                                                 =========    =========     =========    =========

* The Company generated revenues from unaffiliated customers of $399 million in Italy during the six months ended December 31, 1998.

Business segment profit or (loss):
     United States                               $     6.9    $    40.6     $    50.4    $    77.8
     Other Americas                                    3.4         10.2           9.1         10.1
     Europe/Middle East/Africa                        64.4         24.1          26.1         37.6
     Asia/Pacific                                     11.8         (6.8)         11.4         18.0
     Elimination and adjustments                        --          1.2            --           --
                                                 ---------    ---------     ---------    ---------

   Total Segment Profit/(loss)                   $    86.5    $    69.3     $    97.0    $   143.5
   Corporate                                           1.5         18.5          (0.6)       (16.5)
   Amortization of Intangibles-
     acquisition and fresh-start                     (46.6)      (215.4)        (49.7)       (37.1)
   Acquisition related charges                       (35.1)       (52.6)        (35.0)          --

   Other restructuring charges                          --         (9.4)           --         (2.2)
   Other non-recurring costs                         (19.9)       (45.5)        (28.8)         --

   Chapter 11 Charges/(credits)                         --           --          (1.3)         3.3
   Interest Income (expense)                          (9.9)        (2.4)         (3.9)         3.9
                                                 ---------    ---------     ---------    ---------

   Income (loss) from continuing operations
     before income taxes and minority
     interests                                   $   (23.5)   $  (237.5)    $   (22.3)   $    94.9
                                                 =========    =========     =========    =========

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- (CONTINUED)

                                           Six Months Ended                Year Ended June 30,
                                              December 31,    ---------------------------------------------
                                                  1998           1998               1997             1996
                                           ----------------   ---------------------------------------------
Depreciation expense:
      United States                            $  22.5         $   42.6          $   40.8         $   22.2
      Other Americas                               1.8              4.6               5.6              4.5
      Europe/Middle East/Africa                   23.7             17.6               8.9             10.8
      Asia/Pacific                                 3.0              5.0               6.9              5.5
                                               -------         --------          --------         --------

        Total segment                             51.0             69.8              62.2             43.0
      Corporate                                    2.4              4.2               5.4              2.9
                                               -------         --------          --------         --------

                                               $  53.4         $   74.0          $   67.6         $   45.9
                                               =======         ========          ========         ========

Revenues by product and service group:
      Networked Technology
        Services and Solutions                $1,167.6        $ 1,319.6          $  942.2         $  584.4
      Standard Products                          196.0            124.0                --               --
      Traditional Products and
        Services                                 454.4            443.4             326.2            429.5
                                              --------         --------          --------         --------

                                              $1,818.0         $1,887.0          $1,268.4         $1,013.9
                                              ========         ========          ========         ========

                                                                                 June 30,
                                              December 31,    ---------------------------------------------
                                                  1998           1998               1997             1996
                                              ------------    ---------------------------------------------
Long-lived assets:
      United States(including
        Corporate)                            $  143.6         $  122.3          $   96.5          $ 100.3
      Other Americas                               9.9              9.0               6.5              8.7
      Europe/Middle East/Africa                   71.7             61.4              14.3             17.9
      Asia/Pacific                                10.8             16.6               6.0             11.5
      Elimination and other                         --              4.8              (0.3)            (1.1)
                                              --------         --------          --------          -------

                                              $  236.0         $  214.1          $  123.0          $ 137.3
                                              ========         ========          ========          =======

SIGNIFICANT CUSTOMERS: The Company had total revenues from the U.S. government and its agencies of approximately $205 million for the six months ended December 31, 1998 and $383 million, $385 million and $228 million for the years ended June 30, 1998, 1997 and 1996, respectively, most of which were in the "United States" segment. Revenues from the Italian government and its agencies, primarily resulting from the Olsy acquisition, were approximately $172 million for the six months ended December 31, 1998. These revenues were in the "Europe/Middle East/Africa" segment.

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L -- OTHER BALANCE SHEET INFORMATION

Components of other selected captions in the Consolidated Balance Sheet follow (in millions):

                                          December 31,     June 30,     June 30,
                                              1998          1998          1997
                                           -------         -------      -------
Accounts receivable
   Billed                                  $ 854.8         $ 816.3      $ 226.2
   Unbilled                                   52.7            43.3         36.0
                                           -------         -------      -------
                                             907.5           859.6        262.2
   Less allowances                            25.8            20.9         17.9
                                           -------         -------      -------
                                           $ 881.7         $ 838.7      $ 244.3
                                           =======         =======      =======
Inventories
   Finished products                       $ 136.1         $  63.3      $   5.6
   Raw materials and work-in-process          17.3            55.6          7.8
   Service parts and supplies                 15.1            49.4          1.1
                                           -------         -------      -------
                                           $ 168.5         $ 168.3      $  14.5
                                           =======         =======      =======
Depreciable assets
   Land                                    $   7.0         $   7.0      $   4.5
   Buildings and improvements                 78.0           103.0         25.0
   Machinery and equipment                   122.8           122.0         84.9
   Spare parts                               173.1           137.8        140.3
                                           -------         -------      -------
                                             380.9           369.8        254.7
   Less accumulated depreciation             144.9           155.7        131.7
                                           -------         -------      -------
                                           $ 236.0         $ 214.1      $ 123.0
                                           =======         =======      =======

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L -- (CONTINUED)

                                           December 31,    June 30,   June 30,
                                               1998         1998        1997
                                            ----------    ---------   --------
Intangible assets
   Trademarks                                $  57.0      $  57.0     $   --
   Patents                                       2.8          4.6        4.1
   Computer software                            47.5         43.5        0.3
   Installed base - service                     14.3         14.3       61.6
   License agreements                            9.1          6.4        6.3
   Assembled workforce                           2.2          2.2       13.9
   Goodwill                                    465.7        428.2      266.1
                                             -------      -------     ------
                                               598.6        556.2      352.3
   Less accumulated amortization                96.6         47.3       40.7
                                             -------      -------     ------
                                             $ 502.0      $ 508.9     $311.6
                                             =======      =======     ======

Accrued expenses and other current
  liabilities
   Accrued expenses (unvouchered
      payable)                               $ 226.2      $ 250.0      126.5
   Compensation and benefits                   108.0         56.1       57.9
   Restructuring, reorganization and
      acquisition-related                      144.6        181.3       28.7
   Warranty                                     20.7         39.0        1.5
   Income and other taxes                       68.2         77.6       15.5
   Other                                        93.3        138.2        1.2
                                             -------      -------     ------
                                             $ 661.0      $ 742.2     $231.3
                                             =======      =======     ======

Other long-term liabilities
   Postretirement                            $  18.1      $  16.1     $ 16.8
   Pension                                      90.4         94.3        7.1
   Acquisition related lease accrual             5.9          6.5        9.2
   Restructuring, reorganization and
      acquisition-related                       15.3         18.1        7.8
   Insurance                                     7.0          7.7        5.6
   Deferred compensation and benefits           87.1         99.0         --
   Deferred income taxes                        22.0         21.2       22.1
   Other                                        20.2          9.7       29.4
                                             -------      -------     ------
                                             $ 266.0      $ 272.6     $ 98.0
                                             =======      =======     ======

NOTE M -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, long and short-term debt, warrants, stock appreciation rights and preferred stock. The carrying amounts reported in the balance sheets for cash and cash equivalents, long and short-term debt and preferred stock approximate their fair value. The fair value of the Company's publicly traded warrants is determined by the closing price on a nationally recognized exchange. The fair value of the Company's SARs is determined by the Black Scholes pricing (with assumptions consistent to those shown in Note I). The fair values of Warrants and SARs are as follows (in millions):

                          December 31, 1998    June 30, 1998     June 30, 1997
                          -----------------    -------------     -------------

          Warrants             $75.7               $63.0             $45.1
          SARs                 $63.3               $50.0             $ 5.0

WANG LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REORGANIZATION

In 1993 the Company was reorganized and restructured in connection with its emergence from Chapter 11 and the implementation of a related reorganization plan. At that time, an accrual was recorded for the estimated amount of the predecessor company's liabilities that would be settled in cash and anticipated costs of reorganization and restructuring activities. At December 31, 1998 and June 30, 1998 this accrual balance was $0.5 million and related to liabilities yet to be settled. Since inception, this accrual has been periodically reviewed and compared to its requirements. Whenever necessary, the accrual has been adjusted for changes in the cost and timing assumptions of previously approved initiatives. No adjustments were required for the year ended June 30, 1998 or the six months ended December 31, 1998. During fiscal 1996 and 1997, such reviews resulted in immaterial adjustments which were included in Chapter 11-related Charges and Other Restructuring Costs in the accompanying Statements of Operations.

WANG LABORATORIES, INC. AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in millions except per share data)
                                                  September 30(*) December 31  March 31    June 30
----------------------------------------------------------------------------------------------------
Six Months ended December 31, 1998
Revenues                                              $ 786.0      $1,032.0

Costs                                                   629.3         824.5
Expenses                                                138.3         164.4
Amortization of intangibles - acquisition                26.1          18.2
Acquisition-related charges (credits)                     8.3          26.8
Restructuring charges (credits)                            --      $    --
                                                      -------      -------
Operating income (loss)                                  (16.0)        (1.9)
Interest and other (income) expense - net                 2.8           2.8
Provision (benefit) for income taxes                      3.6          10.6
Minority interests in earnings of subsidiaries            0.4           1.7
                                                      -------      -------
Net income (loss)                                       (22.8)        (17.0)
Dividends and accretion - preferred stock                (3.5)         (3.5)
                                                      -------      -------
Net income (loss) applicable to common
   stockholders                                       $ (26.3)     $  (20.5)
                                                      =======      =======
Net income (loss) per share:
   Basic                                              $ (0.57)     $  (0.44)
                                                      =======      ========
   Diluted                                            $ (0.57)     $  (0.44)
                                                      =======      ========

Year ended June 30, 1998
Revenues                                              $ 312.2      $  338.9    $  402.6    $  833.3

Costs                                                   246.0         260.9       318.3       669.3
Expenses                                                 49.8          54.7        93.7       166.8
Amortization of intangibles - acquisition                 6.3           6.3         8.5       187.6
Acquisition-related charges (credits)                      --            --        14.0        38.6
Restructuring charges (credits)                            --            --         9.2         0.2
                                                      -------      --------    --------    --------
Operating income (loss)                                  10.1          17.0       (41.1)     (229.2)
Interest and other (income) expense - net                (7.7)         (2.4)        3.8         0.6
Provision (benefit) for income taxes                      6.4           7.0          --          --
Minority interests in earnings of
   subsidiaries                                            --            --          --         0.7
                                                      -------      --------    --------    --------
Net income (loss)                                        11.4          12.4       (44.9)     (230.5)
Dividends and accretion - preferred stock                (3.5)         (3.6)       (3.5)       (3.5)
                                                      -------      --------    --------    --------
Net income (loss) applicable to common stockholders   $   7.9      $    8.8    $  (48.4)   $ (234.0)
                                                      =======      ========    ========    ========
Net income (loss) per share:
   Basic                                              $  0.21      $   0.23    $  (1.22)   $  (5.08)
                                                      =======      ========    ========    ========
   Diluted                                            $  0.20      $   0.22    $  (1.22)   $  (5.08)
                                                      =======      ========    ========    ========

Year ended June 30, 1997
Revenues                                              $ 272.7      $  342.4    $  315.1    $  338.2

Costs                                                   196.1         261.0       242.9       261.0
Expenses                                                 50.8          52.9        81.2        62.0
Amortization of intangibles - acquisition and
   fresh-start                                            9.0          10.5        22.7         4.8
Acquisition-related charges (credits)                    27.4            --         8.6        (1.0)
Chapter 11-related charges (credits)                       --            --          --         1.3
Other restructuring charges (credits)                      --            --          --          --
                                                      -------      --------    --------    --------
Operating income (loss)                                 (10.6)         18.0       (40.3)       10.1
Interest and other (income) expense - net                  --           1.6         2.7        (4.8)
Provision (benefit) for income taxes                      1.7           1.3       (21.1)        2.5
                                                      -------      --------    --------    --------
Income (loss) from continuing operations                (12.3)         15.1       (21.9)       12.4
Income (loss) from discontinued operations              (14.1)        (10.6)      101.3          --
                                                      -------      --------    --------    --------
Net income (loss)                                       (26.4)          4.5        79.4        12.4
Dividends and accretion - preferred stock                (3.5)         (3.5)       (3.6)       (3.5)
                                                      -------      --------    --------    --------
Net income (loss) applicable to common
   stockholders                                       $ (29.9)     $    1.0    $   75.8    $    8.9
                                                      =======      ========    ========    ========
Net income (loss) per share:
   Basic
      Continuing operations                           $ (0.43)     $   0.32    $  (0.69)   $   0.24
      Discontinued operations                           (0.39)        (0.29)       2.74          --
                                                      -------      --------    --------    --------
        Net Income                                    $ (0.82)     $   0.03    $   2.05    $   0.24
                                                      =======      ========    ========    ========
   Diluted
      Continuing operations                           $ (0.43)     $   0.30    $  (0.69)   $   0.23
      Discontinued operations                           (0.39)        (0.27)       2.74          --
                                                      -------      --------    --------    --------
        Net income (loss)                             $ (0.82)     $   0.03    $   2.05    $   0.23
                                                      =======      ========    ========    ========

(*) September 30, 1998 quarterly information as restated in Form 10-Q/A.

                                                                    EXHIBIT D

Wang Laboratories, Inc. and Subsidiaries

SCHEDULE II - Valuation and Qualifying Accounts (in millions)


                                                             Additions
                                                      ------------------------
                                                                   Charged to
                                          Balance at  Charged to     Other                        Balance at
                                          Beginning    Costs and   Accounts-      Deductions-        End
DESCRIPTION                               of Period    Expenses     Describe        Describe      of Period
-----------                               ----------  -----------  -----------    -----------     ----------
Six months ended December 31, 1998:
Allowances for doubtful
accounts and sale credits                   $20.9        $ 2.3       $4.6(A)       $(2.0)(B)        $25.8

Year ended June 30, 1998:
Allowances for doubtful
accounts and sale credits                   $17.9        $ 9.6       $  -          $(6.6)(B)        $20.9

Year ended June 30, 1997:
Allowances for doubtful
accounts and sale credits                   $10.8        $10.3       $  -          $(3.2)(B)        $17.9

Year ended June 30, 1996:
Allowances for doubtful
accounts and sale credits                   $10.8        $ 0.6       $  -          $(0.6)(B)        $10.8


(A) Foreign exchange and transfers from other accruals.
(B) Accounts charged off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WANG LABORATORIES, INC.

                                            BY: /s/ Paul A. Brauneis
                                                ----------------------------
                                                Paul A. Brauneis
                                                Vice President and
                                                Corporate Controller


April 6, 1999

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

10.66(24)     Amendment to Change of Control Severance Agreement with James J.
              Hogan

10.67(24)     Amendment to Change of Control Severance Agreement with Albert A.
              Notini

10.68(24)     Amendment to Change of Control Severance Agreement with Jose Ofman

10.69(24)     Amendment to Change of Control Severance Agreement with Jeremiah
              J.J. van Vuuren

10.70(25)     Amendment to Employment Agreement with Jose Ofman

10.71(25)     Amendment to Rights Agreement

12.1          Calculation of Ratio of Earnings to Fixed Charges

21.1(25)      Subsidiaries of Registrant

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

(25) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the six months ended December 31, 1998.