Form 10-Q
period 1999-03-31
WANG LABORATORIES INC
filed 1999-05-17
CIK 104519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission file number 1-5677

                           Wang Laboratories, Inc.
                           -----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                 04-2192707
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

           290 Concord Road
        Billerica, Massachusetts                           01821-4130
        ------------------------                           ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date (March 31, 1999):

Common stock, par value $0.01 per share                        47,045,406 shares

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX


Part I. FINANCIAL INFORMATION                                                       PAGE NO.

        Item 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 March 31, 1999 and December 31, 1998                                   3

                 Consolidated Statements of Operations -
                 Three months ended March 31, 1999 and 1998                             4

                 Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1999 and 1998                             5

                 Notes to Consolidated Financial Statements -
                 March 31, 1999                                                         6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   13

        Item 3.  Quantitative and Qualitative
                 Disclosures about Market Risk                                         29


PART II.  OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                                30


SIGNATURE                                                                              35


                         PART I - FINANCIAL INFORMATION

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                       March 31,    December 31,
                                                                                        1999           1998
                                                                                      ----------    -----------
                                                                                      (unaudited)
                                                                                         (Amounts in millions)
ASSETS

CURRENT ASSETS
Cash and equivalents                                                                   $  182.0      $  301.3

  Accounts receivable, net of allowance for doubtful accounts of
   $23.9 million at March 31, 1999 and $25.8 million at December 31, 1998                 870.2         881.7
  Inventories:
   Finished products                                                                      119.2         136.1
   Raw materials and work-in-process                                                       15.8          17.3
   Service parts and supplies                                                              20.4          15.1
                                                                                       --------      --------
  Total inventories                                                                       155.4         168.5

  Other current assets                                                                    157.6         156.8

       Total current assets                                                             1,365.2       1,508.3
                                                                                       --------      --------
Depreciable assets, net of accumulated depreciation of $162.2 million at
  March 31, 1999 and $144.9 million at December 31, 1998                                  235.6         236.0
Intangible assets, net of accumulated amortization of $114.9 million at
  March 31, 1999 and $96.6 million at December 31, 1998                                   468.2         502.0
Other                                                                                     126.2         123.5
                                                                                       --------      --------
       Total assets                                                                    $2,195.2      $2,369.8


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings due within one year                                                      $   29.7      $   34.9
   Accounts payable                                                                       421.7         538.1
   Accrued expenses                                                                       218.7         226.2
   Other current liabilities                                                              344.8         434.8
   Deferred service revenue                                                               200.5         173.7
                                                                                       --------      --------
                                                                                        1,215.4       1,407.7
       Total current liabilities                                                       --------      --------

Long-term liabilities                                                                     599.0         516.7
                                                                                       --------      --------

Commitments and contingencies

Minority interest                                                                           3.7          10.7
                                                                                       --------      --------

Series A Preferred Stock                                                                   86.7          86.5
                                                                                       --------      --------


STOCKHOLDERS' EQUITY
  Series B Preferred Stock, $0.01 par value, 143,750 shares authorized and
     outstanding, liquidation preference of $143.8 million                                138.3         138.3
  Common stock, $0.01 par value, 100,000,000 shares authorized; outstanding
     shares: 47,045,406 at March 31, 1999 and  46,334,047 at December 31, 1998              0.5           0.5
  Capital in excess of par value                                                          524.9         522.5
  Accumulated other comprehensive loss                                                    (17.0)        (11.0)
  Accumulated deficit                                                                    (356.3)       (302.1)
                                                                                       --------      --------
       Total stockholders' equity                                                         290.4         348.2
                                                                                       --------      --------
   Total liabilities and stockholders' equity                                          $2,195.2      $2,369.8
                                                                                       ========      ========


               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1999             1998
                                                                                    ----             ----
                                                                        (Amounts in millions, except per share data)
   REVENUES
      Services                                                                   $ 492.0          $ 285.3
      Products                                                                     297.0            117.3
                                                                                 -------          -------
           Total revenues                                                          789.0            402.6
                                                                                 -------          -------

   COSTS AND EXPENSES
       Cost of services                                                            389.7            225.0
       Cost of products                                                            249.0             93.3
       Research and development                                                      3.2              2.2
       Selling, general and administrative                                         126.6             91.5
       Amortization of acquisition-related intangibles                              18.1              8.5
       Acquisition-related charges                                                  48.3             14.0
       Restructuring charges                                                          -               9.2
                                                                                  ------          -------
           Total costs and expenses                                                834.9            443.7
                                                                                  ------          -------

   OPERATING LOSS                                                                  (45.9)           (41.1)
                                                                                  ------          -------

   OTHER (INCOME) EXPENSE
       Interest (income) expense, net                                                6.0              3.7
       Other (income) expense, net                                                  (0.7)             0.1
                                                                                 -------          -------
           Total other expense                                                       5.3              3.8
                                                                                 -------          -------

   LOSS BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                                              (51.2)           (44.9)
   Provision for income taxes                                                        3.2                -
                                                                                 -------          -------

   LOSS FROM OPERATIONS BEFORE  MINORITY INTERESTS                                 (54.4)           (44.9)
   Minority Interests in Loss of Consolidated Subsidiaries                           0.2                -
                                                                                 -------          -------

   NET  LOSS                                                                       (54.2)           (44.9)
   Dividends and accretion on preferred stock                                       (3.5)            (3.5)
                                                                                 -------          -------

   NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $ (57.7)         $ (48.4)
                                                                                 =======          =======

   PER SHARE AMOUNTS
       Basic                                                                     $ (1.25)         $ (1.22)
       Diluted                                                                   $ (1.25)         $ (1.22)

   SHARES USED TO COMPUTE PER SHARE AMOUNTS
       Basic                                                                        46.2             39.8
       Diluted                                                                      46.2             39.8

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                        1999         1998
                                                                                      --------     --------
                                                                                        (Amounts in millions)
                      OPERATING ACTIVITIES
                        Net Loss                                                     $  (54.2)    $  (44.9)
                        Depreciation                                                     26.7         18.1
                        Amortization                                                     19.2          9.2
                        Non-cash provision (benefit) for income taxes                     1.7         (2.0)
                        Other non-cash expense                                            0.4          0.1
                        Acquisition-related charges                                      48.3         14.0
                        Other restructuring charges                                       --           9.2
                        Payments for acquisition-related and restructuring charges      (21.6)        (3.4)
                        Payments for liquidation of subsidiary                          (23.5)          --
                                                                                      -------      -------
                                                                                         (3.0)         0.3
                                                                                      -------      -------
                      CHANGES IN OTHER ACCOUNTS AFFECTING OPERATIONS
                        Accounts receivable                                             (10.3)        45.1
                        Inventories                                                       6.8         (0.6)
                        Other current assets                                              5.2         (0.7)
                        Accounts payable and other current liabilities                 (161.3)       (34.9)
                        Unearned revenue                                                 29.8         (0.6)
                                                                                      -------      -------
                      Net changes in other accounts affecting operations               (129.8)         8.3
                                                                                      -------      -------
                                                                                       (132.8)         8.6
                        Cash used in discontinued operations                               --         (3.0)
                                                                                      -------      -------
                            Cash provided by (used in) operations                      (132.8)         5.6
                                                                                      -------      -------

                      INVESTING ACTIVITIES
                        Depreciable assets                                              (34.2)       (16.0)
                        Proceeds from asset sales                                         2.9         (1.1)
                        Business acquisitions, net of cash acquired                     (16.1)        29.1
                        Other                                                             0.9         (3.1)
                                                                                      -------      -------
                            Cash provided by (used in) investing activities             (46.5)         8.9
                                                                                      -------      -------

                     FINANCING ACTIVITIES
                        Net borrowings under line-of-credit agreement                    51.7         68.6
                        Increase  in short-term borrowings                               12.5          --
                        Proceeds from stock plans                                         5.5          2.9
                        Dividends paid on preferred stock                                (3.3)        (3.3)
                        Other                                                            (0.4)        (1.9)
                                                                                      -------      -------

                            Cash provided by financing activities                        66.0         66.3
                                                                                      -------      -------

                      Effect of changes in foreign exchange rates on cash                (6.0)        (1.6)
                                                                                      -------      -------


                      INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (119.3)        79.2
                      CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       301.3        159.5
                                                                                      -------      -------
                      CASH AND EQUIVALENTS AT END OF PERIOD                          $  182.0     $  238.7
                                                                                      =======      =======

               See notes to the consolidated financial statements.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

The financial information included herein has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for the periods presented have been reflected and consist only of normal recurring accruals, except for acquisition-related and other special charges recorded in the three month periods ended March 31, 1999 and 1998.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Amendment No. 1 on Form 10-K/A to the Company's Transition Report on Form 10-K, filed with the Securities and Exchange Commission for the six months ended December 31, 1998.

The Company completed the purchase of Olsy ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), on March 17, 1998, except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was completed April 7, 1998. Cash of $39.6 million was deposited in escrow and was paid to Olivetti upon completion of the purchase of OCJ. This cash deposit is reported in Other noncurrent assets at March 31, 1998. Accordingly, the Company's Consolidated Statements of Operations and of Cash Flows include the results of the acquired businesses subsequent to their dates of acquisition.

Certain amounts in the prior year period have been reclassified to conform to current presentations.

Comprehensive loss for the Company is computed as the sum of net loss and the change in the cumulative translation adjustment. For the quarters ended March 31, 1999 and March 31, 1998, comprehensive loss was $60.2 million and $46.7 million, respectively.

Interest Rate Swaps:
On January 8, 1999 the Company entered into short-term interest rate swaps for an aggregate notional amount of $150 million in order to assist in the management of interest rate exposure. Swap agreements related to notional amounts of $75 million are scheduled to mature on June 30, 1999 and December 31, 1999.

Under the interest rate swap agreements the Company is entitled to receive monthly interest payments based on one-month London Interbank Offered Rates ("LIBOR") and is obligated to pay interest at a fixed rate of approximately 5.0%. The Company has designated the borrowings under its Credit Facility and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.

Should the Company and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the swap agreements.

Forward Share Repurchase:
On March 9, 1999 the Company entered into a forward agreement to repurchase shares of its common stock. As of March 31, 1999, the Company had forward contracts outstanding to purchase 1,291,500 shares of the Company's common stock at an average price of $24.29 per share.

On or prior to the maturity of the forward contract on May 27, 1999, the Company may elect to either take possession of the shares for cash or settle on a net share basis. Accordingly the Company has accounted for the forward agreement as an equity instrument. As a result, there was no effect on the Company's results of operations for the quarter ended March 31, 1999. Shares potentially deliverable to the counter party to the forward contract are excluded from diluted earnings per share since the effect is anti-dilutive. Stock delivered to the Company upon settlement of the contract will be accounted for as an adjustment to stockholders' equity and will be designated as treasury stock.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


NOTE B - BUSINESS ACQUISITION - OLSY


In connection with the acquisition of Olsy, the following pro forma results of operations have been prepared as though the Olsy acquisition had occurred as of the beginning of the period presented. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of that date or of results of operations that may occur in the future (in millions except per share data):



                                                     Three Months Ended
                                                       March 31, 1998
                                                     ------------------
Revenues                                                 $  843.3
Net loss                                                 $ (101.5)
Loss attributable to common stockholders                 $ (105.0)
Net loss per share applicable to common
     stockholders                                        $  (2.64)

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999

NOTE C - ACQUISITION-RELATED AND RESTRUCTURING CHARGES

During the quarter ended March 31, 1999, the Company recorded net acquisition-related charges of $48.3 million ($54.1 million for new initiatives net of a $5.8 million reversal of previously recorded charges). The $54.1 million of integration-related costs associated with the new initiative recorded in the three months ended March 31, 1999 is comprised of $45.1 million for workforce-related initiatives, principally severance costs, $6.4 million for excess facilities costs, $2.5 million for the write-down to disposal value of depreciable assets and $0.1 million for other costs. Periodically, the accruals related to the integration-related activities are reviewed and compared to their respective requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives. The review of these previously-recorded accruals during the quarter ended March 31, 1999 identified $5.8 million of excess accruals which were reversed and recorded as a reduction of the acquisition-related charge recorded in the quarter ending March 31, 1999, comprised of $0.6 million for workforce-related initiatives, principally severance costs, $2.3 million for excess facilities costs, $0.6 million for the write-down to disposal value of depreciable assets and $2.3 million for other costs. In addition, the Company identified excess accruals of $19.4 million which had been recorded in connection with the allocation of purchase price to net liabilities assumed in the acquisition of Olsy. The excess accruals were comprised of $17.5 million for workforce-related initiatives, principally severance costs, and $1.9 million for other costs. The reversal of these excess accruals was recorded as a reduction of goodwill.

During the quarter ended March 31, 1998, the Company recorded acquisition-related and restructuring charges of $23.2 million.

The net integration and restructuring-related costs of $48.3 million and $23.2 million were provided after certain actions had been identified, quantified and approved. The net integration and restructuring charges recorded in the three month periods ended March 31, 1999 and 1998, respectively, consist of the following (in millions):

                                                    Three months ended
                                                          March 31,
                                                1999                  1998
                                                ----                  ----

         Workforce-related                     $ 44.5                $ 13.0
         Facilities                               4.1                   9.3
         Depreciable assets and other            (0.3)                  0.9
                                               ------                ------

                                               $ 48.3                $ 23.2
                                               ======                ======


These charges of $48.3 million and $23.2 million were based upon best estimates of costs associated with approved actions through March 31, 1999 and 1998, respectively. Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The facilities-related charges for the Company's excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated only from the time when the space is expected to be vacated and only if there are no plans to utilize the facility in the future. Costs incurred prior to that time will be charged to operations. Depreciable asset-related charges were provided to recognize, at net realizable value, the write-down to disposal value of existing assets. Cash requirements to complete the $54.1 million in acquisition-related initiatives recorded in the quarter ended March 31, 1999 are estimated to approximate $26 million through the remainder of 1999 and $24 million thereafter.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                  1999          1998
                                                                               ---------      ---------
                                                                            (In millions except per share data)
        Numerator:
           Net Loss                                                             $ (54.2)      $ (44.9)
           Dividends and accretion on the
             Series A Preferred Stock                                              (1.2)         (1.2)
           Dividends on the Series B Preferred Stock                               (2.3)         (2.3)
                                                                                -------       -------
           Numerator for basic and diluted earnings
             per share - net loss applicable to
             common stockholders                                                $ (57.7)      $ (48.4)
                                                                                =======       =======


        Denominator:
           Denominator for basic and diluted earnings
             per share - weighted average shares                                   46.2          39.8
                                                                                =======       =======

        Basic Earnings per Share                                                $ (1.25)      $ (1.22)
                                                                                =======       =======

        Diluted Earnings per Share                                              $ (1.25)      $ (1.22)
                                                                                =======       =======



                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999

NOTE E - SEGMENT INFORMATION

Financial information for the Company's business segments is as follows (in millions):

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         1999              1998
                                                                        ------            ------

              Revenues from unaffillated customers:
                  United States                                        $ 267.6           $ 203.3
                  Other Americas                                          21.5              20.3
                  Europe/Middle East/Africa                              418.6             129.7
                  Asia/Pacific                                            80.0              42.5
                                                                       -------           -------
                     Total segment                                       787.7             395.8
                  Corporate                                                1.3               6.8
                                                                       -------           -------
                                                                       $ 789.0           $ 402.6
                                                                       =======           =======

              Business segment profit or (loss):
                  United States                                        $  12.2           $   9.2
                  Other Americas                                           0.1               2.9
                  Europe/Middle East/Africa                               13.3               7.2
                  Asia/Pacific                                             3.0              (0.9)
                  Elimination and adjustments                             (0.1)              0.1
                                                                       -------           -------
                     Total segment profit                                 28.5              18.5
                  Corporate                                               (3.0)             (0.1)
                  Amortization of acquisition-related
                     intangibles                                         (19.2)             (9.2)
                  Acquisition-related charges                            (48.3)            (14.0)
                  Other restructuring charges                              --               (9.2)
                  Other nonrecurring costs                                (3.2)            (27.2)
                  Interest expense, net                                   (6.0)             (3.7)
                                                                       -------           -------
                  Loss before income taxes and minority
                     interests                                         $ (51.2)          $ (44.9)
                                                                       =======           =======


                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


NOTE F - CONTINGENCIES

The Company is a defendant in a number of lawsuits arising from the conduct of its business. Although the Company is not in a position to predict accurately the results of specific matters, the Company does not currently believe that its liability, if any, for all current litigation will be material to the Company's consolidated financial position or results of operations.

As part of its consideration for Olsy, the Company has the potential to pay an additional amount (an "earnout") of up to $56.0 million payable in the year 2000, subject to meeting mutually-agreed performance targets for the 24 months ended December 31, 1999. The earnout will be recorded as additional purchase price at the time it becomes probable that a payment will be required and the amount can be reasonably estimated.

                    WANG LABORATORIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


NOTE G - SUBSEQUENT EVENTS

On May 4, 1999, the Company announced that it had entered into an Agreement and Plan of Merger with Getronics NV ("Getronics") of Amsterdam, the Netherlands, providing for the acquisition of all of the outstanding common stock of Wang for $29.25 per share in cash. The transaction will be implemented through a tender offer, followed by a merger. The Company's board of directors has voted to recommend acceptance of the offer. The total consideration will approximate $2.0 billion. In accordance with the agreement, Getronics has commenced a cash tender for any and all outstanding shares of Wang common stock and other outstanding capital instruments on these terms. Any shares of common stock and other capital instruments not acquired in the tender offer will be acquired for cash in a subsequent merger on the same terms. The tender will be made only pursuant to definitive offering documents which have been filed by Getronics with the Securities and Exchange Commission. The combined company will have annual revenues of approximately $5.0 billion (based on 1998 revenues), 33,000 employees, and operations in over 44 countries.

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

BASIS OF PRESENTATION

On May 4, 1999, the Company announced that it entered into an Agreement and Plan of Merger with Getronics NV of Amsterdam, the Netherlands, providing for the acquisition of all of the outstanding common stock of Wang for $29.25 per share in cash. The transaction will be implemented through a tender offer, followed by a merger. The financial statements as of and for the three months ended March 31, 1999 reflect the financial position and results of operations, respectively, of Wang as an autonomous entity.

On March 17, 1998, the Company completed the purchase of Olsy ("Olsy"), the wholly-owned information technology ("IT") solutions and service subsidiary of Olivetti S.p.A. ("Olivetti"), except for Olivetti Corporation of Japan ("OCJ"), Olsy's subsidiary in Japan, which was completed April 7, 1998. Accordingly, the Company's Consolidated Balance Sheets and Statements of Operations and of Cash Flows include the results of Olsy subsequent to the respective dates of acquisition. Olsy develops, implements and manages IT solutions for large public and private corporate customers, mainly in banking, the public authorities and utilities sector, and retail. The company provides a broad range of services, including application development and systems integration, network integration and management services and distributed IT management services to a worldwide customer portfolio.

On the date of acquisition, Olsy had approximately fourteen R&D projects which were expected to reach completion principally by the end of 1998. These projects related primarily to software development activities focused on operating on a Microsoft Distributed interNet Architecture for Financial Services ("Microsoft DNA FS"). At the acquisition date, these R&D projects ranged in completion from 10% to 95% and total R&D commitments to complete the projects were expected to be approximately $11 million. As of March 31, 1999, the projects ranged in completion from 70% to 100%, and remaining R&D commitments on these projects totaled approximately $2 million. Revenues and operating profits from projects are estimated to be substantially earned between 1999 and 2002 and to diminish thereafter, and are consistent with the estimates made at the acquisition date. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management believes the Company is positioned to complete the major R&D projects valued hereunder during 1999. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success.

In connection with the Company's acquisition of Olsy, the Company has conducted business under the name Wang Global. The formal name change is subject to shareholder approval at the next annual meeting of shareholders. During the interim, the Company's legal name will continue to be Wang Laboratories, Inc.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for the full fiscal year.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

OVERVIEW

For the three months ended March 31, 1999, the Company reported revenues of $789.0 million, compared to $402.6 million in the same prior year period. The increase is attributable to growth in the Company's network services revenues and the inclusion of Olsy's results for the full quarter ended March 31, 1999, compared to the inclusion of Olsy results for the post-acquisition period in the quarter ended March 31, 1998.

The Company reported an operating loss of $45.9 million for the three months ended March 31, 1999, compared to an operating loss of $41.1 million for the three months ended March 31, 1998.

The operating loss for the three months ended March 31, 1999 relates primarily to nonrecurring charges of $51.5 million, which include $48.3 million of net integration and restructuring costs, and $3.2 million for other operating costs, primarily transition-related period costs, incurred to integrate the acquired Olsy business. The $51.5 million is recorded in the Consolidated Statements of Operations as follows: $0.9 million in Cost of services, $2.3 million in Selling, general and administrative and $48.3 million in Acquisition-related charges.

The operating loss for the three months ended March 31, 1998 relates primarily to nonrecurring charges of $52.2 million, which include $23.2 million of Wang integration and restructuring costs, $10.3 million for advertising related to the Olsy acquisition, $7.3 million related to reductions in the carrying value of certain assets and $11.4 million for other costs. The $52.2 million is recorded in the Consolidated Statements of Operations as follows: $27.2 million in Selling, general and administrative expenses; $1.8 million in Amortization of intangibles; $14.0 million in Acquisition-related charges and $9.2 million in Restructuring charges.

Excluding these charges, the Company would have reported operating income of $5.6 million and $11.1 million and income before taxes of $0.3 million and $10.8 million in the three months ended March 31, 1999 and 1998, respectively. The calculated income before taxes of $10.8 million in the three months ended March 31, 1998 also includes $3.5 million of nonrecurring interest expense recorded for fees and expenses associated with that portion of the Company's new revolving credit facility which was used to replace the existing $225 million facility. The decrease in operating profit is primarily attributable to increased amortization charges associated with the Olsy acquisition.

EBITDA (earnings before interest, income taxes, depreciation and amortization) was $52.2 million and $36.5 million in the three month periods ended March 31, 1999 and 1998, respectively. EBITDA can be calculated differently from one company to the next, so this measure may not be comparable to EBITDA reported by other companies.

EBITDA is calculated for the three months ended March 31, 1999 by adjusting the operating loss of $45.9 million for nonrecurring charges of $51.5 million, depreciation and amortization expenses not included in the nonrecurring charges of $26.7 million and $19.2 million, respectively, and other income of $0.7 million not included in the nonrecurring charges.

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

For the three months ended March 31, 1999, cash used in operating and investing activities was $132.8 million and $46.5 million, respectively. Cash provided by financing activities was $66.0 million.

The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows, net of tax. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows, net of tax, and is charged to expense in the period identified. In the June quarter of fiscal 1998, the Company originally recorded impairment charges related to the carrying value of certain intangible assets totaling $134.8 million. Such amounts were originally calculated without consideration of a tax effect. As previously reported, in connection with the conclusion of discussions with the Securities and Exchange Commission ("SEC"), and consistent with the Company's past practice, the impairment charge was subsequently adjusted to $157.0 million to reflect the difference between carrying value and estimated discounted cash flows on a net of tax basis. The revised amount along with certain other adjustments resulting from the discussions with the SEC regarding the purchase price accounting for the Olsy transaction have been reflected in an amended Form 10-K for the fiscal year ended June 30, 1998. There were no intangible assets which were determined to be impaired during the quarter ending March 31, 1999.

REVENUES
Services revenues were $492.0 million for the three months ended March 31, 1999, compared to $285.3 million in the three months ended March 31, 1998. The increase was primarily attributable to the inclusion of Olsy revenues during the entire 1999 quarter. Networked technology services and solutions revenues increased to $416.0 million in the three months ended March 31, 1999, compared to $242.0 million in the comparable prior year period. Traditional services revenues were $76.0 million compared to $43.2 million reported in the three months ended March 31, 1998. The anticipated decline in traditional VS and GCOS services was more than offset by the addition of Olsy traditional services revenues.

Product revenues increased to $297.0 million in the three months ended March 31, 1999, from to $117.3 million in the same prior year period. Networked technology product revenues more than doubled, increasing by $65.3 million, to $120.6 million, compared to $55.3 million. Traditional product revenues increased by $62.4 million, to $98.6 million, compared to $36.2 million in the prior year period. Standard product revenues, defined as commodity client/server products that are sold without accompanying services, were $77.8 million, a $52.0 million increase from the comparable prior year period. The increases were primarily attributable to the acquisition of Olsy.

GROSS MARGIN
Services gross margin decreased to 20.8% for the three months ended March 31, 1999, compared to 21.1% in the prior year period. Margin was negatively affected by the increase in lower-margin maintenance revenues on multi-vendor services and the decline in higher-margin revenues from traditional maintenance contracts.

Product gross margin was16.2%, compared to 20.5% in the prior year period. This decrease is primarily the result of the decline in traditional VS and GCOS product sales, which have historically higher margins than the margins on resold client-server products, and the inclusion of lower-margin standard product sales from Olsy.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs increased by $1.0 million, to $3.2 million, for the three months ended March 31, 1999, from $2.2 million in the comparable prior year period. Research and development costs include amounts spent by Olsy since the acquisition and development by OliRicerca (a minority investee company) under contract with Wang Global. The Company's modest level of research and development spending is primarily related to continuing support for its proprietary VS products and specialized client server products sold to the U.S. government and to the development of software technology for the banking industry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $35.1 million to $126.6 million, including $2.3 of nonrecurring charges, in the three months ended March 31, 1999. This compares to $91.5 million, including $27.2 million of nonrecurring charges, in the three months ended March 31, 1998. During the three months ended March 31, 1999 and 1998, selling, general and administrative expenses, including nonrecurring charges, were 16.0% and 22.7% of revenues, respectively.

Nonrecurring charges recorded in Selling, general and administrative expenses in the March 1999 quarter related primarily to transition-related period costs incurred to integrate Olsy. Nonrecurring charges recorded in the March 1998 quarter included $10.3 million for advertising, branding and positioning initiatives to launch the new combined entity doing business as Wang Global, $5.5 million related to reductions in the carrying value of certain assets and $11.4 million for other costs. Excluding these nonrecurring charges, selling, general and administrative expenses would have been $124.3 million and $64.3 million, or 15.8% and 16.0% of revenues for the three months ended March 31, 1999 and 1998, respectively.

The overall reduction in selling, general and administrative expenses relative to revenues reflects the results of integration activities initiated in connection with the Company's recent acquisitions, in addition to other cost control activities.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


INTEREST INCOME AND EXPENSE
Net interest expense of $6.0 million in the three months ended March 31, 1999 is comprised of $7.7 million of interest expense, including $5.0 million related to the Company's $500.0 million Revolving Credit Facility and $1.7 million of interest income. Net interest expense of $3.7 million in the three months ended March 31, 1998 is primarily comprised of $5.6 million of interest expense, including $4.7 million related to the Company's new Revolving Credit Facility of $500 million, and the previous Revolving Credit Facility, and $1.9 million of interest income.

OTHER INCOME AND EXPENSE
Net other income of $0.7 million for the three months ended March 31, 1999 primarily consists of $0.8 million of foreign exchange transaction gains. This compares to net other expense of $0.1 million reported in the three months ended March 31, 1998.

INCOME TAXES
The provision for income taxes in the three months ended March 31, 1999 was $3.2 million, including $1.7 million of non-cash tax expense. The tax provision is attributable to taxes on income of foreign subsidiaries which do not have available net operating loss carryforwards. There was no provision for income taxes recorded in the three months ended March 31, 1998, the third quarter of the Company's fiscal year ended June 30, 1998, based on the results for the quarter and the Company's projections of the results for the fiscal year.

AMORTIZATION
Amortization of acquired intangible assets totaled $18.1 million in the three months ended March 31, 1999, including $13.4 million for intangible assets established in connection with the Olsy acquisition. This compares to $8.5 million in the prior year period, including $0.2 million for intangible assets established in connection with the Olsy acquisition, and $1.8 million for the writedown of intangible assets determined to be impaired. The impairment charge is attributable to the assembled workforce acquired in the BISS transaction and was the result of faster than expected attrition of that acquired workforce. Impairment of this asset was determined to exist because the estimate of undiscounted cash flows of the revenue stream to which the asset relates was less than the carrying amount of the intangible asset. The undiscounted future cash flows are calculated based upon historical results, current projections and internal earnings targets, net of applicable income taxes, for the revenue stream. The impairment was measured using a discount rate equal to the Company's estimated cost of capital.

ACQUISITION-RELATED AND RESTRUCTURING CHARGES
The Company recorded net acquisition-related charges of $48.3 million ($54.1 million for new initiatives net of a $5.8 million reversal of previously recorded charges) in the three months ended March 31, 1999 which reflect costs associated with combining the operations of Wang and Olsy. The $54.1 million of integration-related costs associated with the new initiative recorded in the three months ended March 31, 1999 are comprised of $45.1 million for workforce-related initiatives, principally severance costs, $6.4 million for excess facilities costs, $2.5 million for the write-down to disposal value of depreciable assets and $0.1 million for other costs. Periodically, the accruals related to the integration-related activities are reviewed and compared to their respective requirements. As a result of those reviews during the quarter, previously-recorded accruals totalling $5.8 million were reversed, and were comprised of $0.6 million for workforce-related initiatives, principally severance costs, $2.3 million for excess facilities costs, $0.6 million for the write-down to disposal value of depreciable assets and $2.3 million for other costs. In addition, the Company identified excess accruals of $19.4 million which had been recorded in connection with the allocation of purchase price to net liabilities assumed in the acquisition of Olsy. The excess accruals were comprised of $17.5 million for workforce-related initiatives, principally severance costs, and $1.9 million for other costs. The reversal of these accruals was recorded as a reduction of goodwill, and will result in a reduction of annual amortization expense of $0.7 million.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


During the quarter ended March 31, 1998, the Company recorded acquisition-related charges of $14.0 million for costs associated with combining the operations of the Company and Olsy and $9.2 million of restructuring charges which primarily reflect the costs associated with workforce reductions relative to the Company's declining traditional VS revenue stream. These combined charges total $23.2 million, and are comprised of $13.0 million for workforce-related initiatives, principally severance, $9.3 million for excess facilities costs, $0.6 million for the write-down to disposal value of depreciable assets and $0.3 million for other costs.


LIQUIDITY AND SOURCES OF CAPITAL

Cash and equivalents were $182.0 million at March 31, 1999, a decrease of $119.3 million from December 31, 1998.

Cash used in operations during the three months ended March 31, 1999 was $132.8 million, primarily attributable to operating results and working capital. Days Sales Outstanding ("DSO") for accounts receivable was 95 days at March 31, 1999, compared to 76 days at March 31, 1998. The increase in DSO is the result of the significant increase in the foreign composition of the Company's receivables, which have historically longer collection periods. The Company paid $23.5 million in the three months ended March 31, 1999 to complete the liquidation of a subsidiary acquired in connection with the Olsy transaction.

Cash used in investing activities during the three months ended March 31, 1999 was $46.5 million, and includes $34.2 million used for capital additions, including $17.5 million for nonconsumable spare parts. Capital additions were partially offset by $2.9 million of proceeds on asset sales. The Company used $16.1 million to complete the acquisition of certain subsidiaries acquired in connection with the Olsy acquisition.

Cash provided by financing activities was $66.0 million during the three months ended March 31, 1999, and was comprised of $51.7 million of net borrowings under the Company's revolving credit facility and $12.5 million for other short term borrowings, plus proceeds of $5.5 million from employee stock plans, less cash dividends on preferred stock of $3.3 million.

In connection with the acquisition of Olsy, the Company entered into a multi-currency, Revolving Credit Facility with and certain financial institutions on March 13, 1998. The five-year facility provides borrowings up to $500.0 million, including up to $200.0 million for letters of credit. At March 31, 1999, $311.2 million of the line was in use, including $7.8 million for letters of credit. On January 8, 1999, the Company entered into short-term interest rate swaps for a notional amount of $150.0 million at an effective fixed rate approximating 5.0% in order to assist in the management of interest rate exposure, $75.0 million of which terminate on June 30, 1999 and $75.0 million of which terminate on December 31, 1999.

In addition to normal operating activities, capital expenditures and payment of preferred dividends, the Company estimates that expenditures of as much as $380 million will be required in connection with the integration and rightsizing of the combined company. To date, $367 million has been recognized for these and certain other activities, of which $184 million has been charged to operations and $183 million has been recorded as an adjustment to the purchase price related to Olsy. The $367 million includes approximately $206 million related to organizational redundancies, $51 million related to facilities and $110 million related to systems and other costs. The Company estimates that the $380 million will be recovered through cost savings through the year 2000. Total cash requirements for recorded restructuring initiatives, including those discussed above are estimated to be $164 million, to be expended as follows:
$104 million through the remainder of 1999 and $60 million thereafter.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


On November 3, 1998, the Company announced that its board of directors had authorized the use of up to $50 million for repurchase of its common stock or publicly traded warrants via open market purchases. On March 9, 1999, the Company entered into a forward agreement to repurchase shares of its common stock. As of March 31, 1999, the Company had forward contracts outstanding to purchase 1,291,500 shares of the Company's common stock at an average price of $24.29 per share. The agreement will mature on May 27, 1999. The Company may elect to either take possession of the shares for cash or settle on a net share basis. The Company is also authorized to enter into hedging transactions designed to reduce the potential dilutive impact of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants. If the Company's shareholders do not approve the issuance of the 1.5 million shares of the Company's common stock to Olivetti as part of the consideration for Olsy by June 30, 1999, the Company will be required to settle the outstanding obligation in cash. The amount will be based on the average trading price of the common stock of the Company during the 10 days prior to that date.

The Company expects to spend approximately $2 million in the balance of the year to attain technological feasibility on R&D projects that were in process in Europe and the United States at the date of the Olsy acquisition.

The Company believes that existing cash balances, cash generated from operations, and borrowing availability under its revolving credit facility will be sufficient to meet the Company's operational cash requirements as well as the integration and restructuring initiatives previously discussed, and for pursuing potential investments, acquisitions and other expansion opportunities in the event the transaction with Getronics is not consumated. As part of furthering its business strategy, the Company explores acquisitions and strategic relationships with other businesses on an ongoing basis. One or more of these opportunities could have an impact on the Company's liquidity through the use of cash or could involve the issuance of debt or equity securities of the Company.


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

  Infrastructure. Wang operates more than 20,000 personal computers and 400 NT servers. Since 1996, the Company has been implementing a common operating environment that is Y2K compliant. Desktop systems are being migrated to Windows 95, NT and 98 with Microsoft Office, Explorer and Outlook applications. Servers are being migrated to compliant releases of Windows NT. The underlying infrastructure is implemented on routers which have been certified as Y2K compliant from the Company's strategic partner, Cisco Systems. The Company has also tested the network equipment in the Global Network and at the country level. The Company is on schedule to complete this project in the first half of 1999, at a total cost of $10 million for infrastructure and $4 million to bring Olsy up to Wang's common operating environment.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


2. Enterprise Resource Planning Systems. Wang has chosen SAP R/3 as its strategic ERP solution, and has already installed the software in many of its subsidiaries. In 1998, the Company implemented SAP R/3 as a replacement for the Olsy subsidiary legacy systems in the United States and the U.K. During 1999, the Company plans to roll out the SAP systems to the nineteen remaining countries, replacing all the Olsy legacy ERP systems. SAP has certified SAP R/3 as Y2K compliant. Small countries in the Latin America region are migrating to a corporate small-scale system (Solomon IV) that provides an interim step towards future SAP migration, when those operations reach sufficient size to justify the SAP investment. Solomon Software has certified Solomon IV as Y2K compliant. The Company is updating all legacy and local applications to minimize the risk of any delay in the deployment plan of SAP and Solomon. This update is expected to be completed in the second quarter of calendar year 1999.

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

     Customer Compliance Failure Impact: The Company relies on its customers to be Y2K compliant and to rectify any of their own internal compliance problems. In the event such customers fail to become compliant they likely would be forced to move to manual processes to work around the issues. Although it is unlikely that Wang would lose such contracts, it is likely that the Company's service delivery costs would increase, and as a result, gross margin would erode.

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

The Company believes that its development effort and communications campaign has minimized its potential exposure to Year 2000 claims and liability. Moreover, the Company believes that the standard terms and conditions of its customer contracts provide substantial protection against potential claims by customers. The Company recognizes, however, that there continue to be risks associated with the sale and use of Wang products that may not be Year 2000 compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Year 2000 issues and no customer has asserted losses associated with Y2K problems in any products of the Company.

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

The Company recognizes, however, that there continue to be risks associated with the sale of third-party hardware and software products that may not be Year 2000 compliant. The Company is unable to assess the extent of the risk at this time. No claim has been filed against the Company relating to Year 2000 issues of third party products and no customer has asserted losses caused by Y2K problems in third party products sold by the Company.

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

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


RISKS AND UNCERTAINTIES

Certain statements in this Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties. The Company or its representatives may also make forward looking statements in other written reports filed with the Securities and Exchange Commission ("SEC"), in materials delivered to stockholders, in press releases or in oral statements to security analysts, investors and others. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans, "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Such forward-looking statements may relate to various matters, including, without limitation, the Company's business, revenue, expenses, profitability, acquisitions, dispositions, products, services, intellectual property, expenses, labor matters, effective tax rate and operating and capital requirements. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the SEC and in materials incorporated therein by reference.

    IMPLEMENTATION OF BUSINESS STRATEGY. The Company's business strategy is to increase the revenues and margins it realizes from providing network services and products to customers and clients and to build upon that growth through acquisitions and alliances with other companies. The Company's ability to implement successfully this strategy over the long term, and the ultimate success of this strategy and the achievement of sustained profitable growth is uncertain and subject to a broad range of variables and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue growth it is seeking as a result of an inability to obtain new customer contracts, recruit and retain required skilled personnel or the inability to deliver the required services in a timely and satisfactory manner to customers. In addition, there can be no assurance that the Company will be able to implement strategic relationships or acquisitions, or, if entered into, that such strategic relationships or acquisitions will in fact further the implementation of the Company's business strategy. The Company's existing strategic relationships with Microsoft Corporation, Dell Computer Corporation and Cisco Systems, Inc. are subject to a variety of uncertainties, including possible evolutions in technology, business relationships or strategic plans of the parties which may, in the future, result in the termination of, or a change in the nature of or in the expectations with respect to, such strategic relationships. The Company's relationships with Microsoft and Cisco also include certain contractual obligations, which, if not satisfied, could allow Microsoft and Cisco, respectively, to terminate all or a portion of the relationships.

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

    The proposed acquisition of Wang by Getronics will likely limit the Company's use of its net operating loss. Federal tax rules impose an annual limitation on the use of a net operating loss when there is a change of ownership of shares in a corporation.

    DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent on key management personnel and technical employees. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, particularly, trained and experienced technical professionals capable of providing sophisticated network and desktop outsourcing and integration services. In particular, the Company's new relationship with Microsoft contemplates that the Company will train a significant number of qualified Microsoft-certified personnel, particularly in the context of Getronics' proposed acquisition of the outstanding common stock of Wang. Competition for such personnel is intense and there can be no assurances that the Company will be successful in hiring, motivating or retaining such qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

    COMPETITION. The information technology ("IT") services industry, including the network and desktop services markets, is intensely competitive and undergoing continual change. Worldwide competition is vigorous in all of the markets in which the Company does business. The Company's competitors are numerous and vary widely in market position, size and resources. Competitors differ significantly depending upon the market, customer and geographic area involved. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller IT services businesses providers that have been able to develop strong local or regional customer bases. Many of the Company's competitors have substantially greater resources, including larger research and engineering staffs and larger marketing organizations, than those of the Company. The Company may have difficulty implementing the leading edge technology required to services its customers. There can be no assurance that the Company will be able to compete successfully against other companies that provide similar IT services.

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

See "Year 2000" above.

    POSSIBLE VOLATILITY OF PRICE OF COMMON STOCK. The market price of the Company's Common Stock has fluctuated significantly in the past and may continue to fluctuate in the future. Factors such as announcements of the proposed acquisition of Wang by Getronics, technological innovations or other developments concerning the Company, its competitors or other third parties, quarterly variations in the Company's results of operations, non-recurring transactions and changes in overall industry and economic conditions may all affect the market prices of the Common Stock and cause it to fluctuate significantly. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's net income. Furthermore, the market prices of the stocks of many high technology companies have experienced wide fluctuations that have not necessarily been related to the operating performance of the individual companies.

    DEPENDENCE ON GOVERNMENT REVENUE. The Company derives significant revenues from the United States government and its agencies and from agencies of various governments. A significant portion of the revenue from the acquired Olsy operations is attributable to the sale of products and services to governments of other countries and their instrumentalities and agencies, in particular, the Italian government and its agencies. A significant portion of the Company's US government revenues comes from orders under government contract or subcontract awards, which involves the risk that the failure to obtain an award, or a delay on the part of the government agency in making the award or of ordering or paying for products or services under an awarded contract, could have a material adverse effect on the financial performance of the Company for the period in question. Other risks involved in government sales are the larger discounts (and thus lower margins) often involved in government sales, the unpredictability of funding for various government programs, and the ability of the government agency to unilaterally terminate the contract. Revenues from the government of the United States and other foreign governments and their instrumentalities and agencies are received under a number of different contracts and from a number of different contracting authorities.

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

    MARKET RISK. For market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and to the subheading "Market Risks" under Part II, Item 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1998.

Interest Rate Swaps:
On January 8, 1999 the Company entered into short-term interest rate swaps for an aggregate notional amount of $150 million in order to assist in the management of interest rate exposure. Swap agreements related to notional amounts of $75 million are scheduled to mature on June 30, 1999 and December 31, 1999.

Under the interest rate swap agreements the Company is entitled to receive monthly interest payments based on one-month London interbank offered rates ("LIBOR") and is obligated to pay interest at a fixed rate of approximately 5.0%. The Company has designated the borrowings under its Credit Facility and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.

Should the Company and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the swap agreements.

WANG LABORATORIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)


Forward Share Repurchase:
On March 9, 1999 the Company entered into a forward agreement to repurchase shares of its common stock. As of March 31, 1999, the Company had forward contracts outstanding to purchase 1,291,500 shares of the Company's common stock at an average price of $24.29 per share.

On or prior to the maturity of the forward contract on May 27, 1999, the Company may elect to either take possession of shares for cash or settle on a net share basis. Stock delivered to the Company upon settlement of the contract will be accounted for as an adjustment to stockholders' equity and will be designated as "treasury stock."

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

    AVAILABILITY OF FINANCING. The Company may need to raise additional funds through public or private debt or equity offerings in order to make other acquisitions and otherwise implement its strategy. The Company entered into a $500 million secured credit facility in conjunction with the completion of the transaction with Olivetti. While the Company believes that the facility provides sufficient capital availability there can be no assurance that sufficient capital will be available on terms acceptable to the Company.

    ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and By-Laws and the Delaware General Corporation Law contain certain provisions which could have the effect of delaying or preventing transactions that might result in a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market price, and may limit the ability of stockholders to approve transactions that they deem to be in their best interests. In addition, the Company has recently adopted a shareholder rights plan which is intended to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company' shareholders.

On May 4, 1999, the Company announced that it had entered into an agreement with Getronics, providing for the acquisition of all the outstanding common stock of Wang for $29.25 per share in cash. In the event Getronics is unable to tender for a majority of Wang shares of common stock, the proposed merger between the two companies may not occur. Such an event could have a negative impact on the market price of the Company's common stock.

WANG LABORATORIES, INC. AND SUBSIDIARIES


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and
Uncertainties-Market Risk", which is incorporated herein by reference.

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

3.3(10) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(25) Certificate of Stock Designation with respect to the Series C Junior Participating Preferred Stock

3.7(13)           By-Laws of the Registrant

3.8               Amendment to By-Laws of the Registrant

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

10.19(15)         1995 Director Stock Option Plan, as Amended

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

10.30917)         Letter Agreement for Special Bonus of Franklyn A. Caine

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

10.67(24)         Amendment to Change of Control Severance Agreement with
                  Albert A. Notini

10.68(24)         Amendment to Change of Control Severance Agreement with
                  Jose Ofman

10.69(24)         Amendment to Change of Control Severance Agreement with
                  Jeremiah J.J. van Vuuren

10.70(25)         Amendment to Employment Agreement with Jose Ofman

10.71(25)         Amendment to Rights Agreement

10.72             Employment Agreement of Michael Levinger

10.73             Change in Control Severance Agreement with Michael Levinger

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

(25) Filed as an Exhibit to the Registrant's transition period report on Form 10-K for the year ended December 31, 1998.


     (b) During the quarter ended March 31, 1999, the Registrant filed no Current Reports of Form 8-K

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 14, 1999

                                                      WANG LABORATORIES, INC.

                                                      /s/ Paul F. Brauneis
                                                      ---------------------
                                                      Paul F. Brauneis,
                                                      Vice President and
                                                      Corporate Controller

                                EXHIBIT INDEX


Exhibit No.       Description

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

3.3(10) Certificate of Stock Designation with respect to the 4 1/2% Series A Cumulative Convertible Preferred Stock

3.4(14) Certificate of Elimination of the Registrant's 11% Exchangeable Preferred Stock

3.5(14) Certificate of Stock Designation with respect to the 6 1/2% Series B Cumulative Convertible Preferred Stock

3.6(25) Certificate of Stock Designation with respect to the Series C Junior Participating Preferred Stock

3.7(13)           By-Laws of the Registrant

3.8               Amendment to By-Laws of the Registrant

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

10.19(15)         1995 Director Stock Option Plan, as Amended

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

10.30917)         Letter Agreement for Special Bonus of Franklyn A. Caine

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

10.67(24)         Amendment to Change of Control Severance Agreement with
                  Albert A. Notini

10.68(24)         Amendment to Change of Control Severance Agreement with
                  Jose Ofman

10.69(24)         Amendment to Change of Control Severance Agreement with
                  Jeremiah J.J. van Vuuren

10.70(25)         Amendment to Employment Agreement with Jose Ofman

10.71(25)         Amendment to Rights Agreement

10.72             Employment Agreement of Michael Levinger

10.73             Change in Control Severance Agreement with Michael Levinger

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

(25) Filed as an Exhibit to the Registrant's transition period report on Form 10-K for the year ended December 31, 1998.